Form 10-Q
period 2006-03-31
North American Insurance Leaders, Inc.
filed 2006-05-15
CIK 1336249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 333-127871

NORTH AMERICAN INSURANCE LEADERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3284412
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

885 Third Avenue, 31st Floor, New York, New York 10022
(Address of principal executive offices) (Zip Code)
(212) 319-9407
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |    |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer |    | Accelerated filer |    | Non-accelerated filer |X|.

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Yes |    | No |X|

As of May 12, 2006, there were 17,968,750 shares of the issuer’s common stock, par value $0.0001 outstanding.

Table of Contents

Part I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited) Balance Sheet Statement of Operations Statement of Stockholders’ Equity Statement of Cash Flows Notes to Financial Statement

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4.	Controls and Procedures

Part II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

ITEM 1A.	Risk Factors

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3.	Defaults Upon Senior Securities

ITEM 4.	Submission of Matters to a Vote of Security Holders

ITEM 5.	Other Information

ITEM 6.	Exhibits

SIGNATURES

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited).

NORTH AMERICAN INSURANCE LEADERS, INC.
(a development stage company)

NORTH AMERICAN INSURANCE LEADERS, INC.
(a development stage company)

Balance Sheet
(Unaudited)

March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$852,651
Cash and cash equivalents in Trust Account	110,017,130
Prepaid insurance expense	389,890

Total assets	$111,259,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$395,395
Accrued offering costs	82,439
Deferred underwriting fee	2,875,000
Income taxes payable	10,704

Total current liabilities	3,363,538

Common stock, subject to possible conversion, 2,874,999 shares at conversion value	$21,998,719

COMMITMENTS
STOCKHOLDERS’ EQUITY
Preferred stock—0.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	—
Common stock—0.0001 par value; 100,000,000 shares authorized; 17,968,750 issued and outstanding (which includes 2,874,999 shares subject to possible conversion)	1,797
Additional paid in capital	85,875,738
Earnings accumulated during the development stage	19,879

Total stockholders’ equity	85,897,414

Total liabilities and stockholders’ equity	111,259,671

See notes to financial statements.

NORTH AMERICAN INSURANCE LEADERS, INC.
(a development stage company)

Statement of Operations
(Unaudited)

August 8, 2005 (Date of Inception) through March 31, 2006*
Interest income	$67,801
General and administrative expenses	37,218

Net income before provisions for income taxes	$30,583

Provision for current income taxes	10,704

Net income	$19,879

Accretion of Trust Fund relating to common stock subject to possible conversion	(8,727)

Net income attributable to common stockholders	$11,152

Weighted average common shares outstanding	3,838,431
Basic and Diluted net income per share	$0.00

______________
* A statement of operations for the three months ended March 31, 2006 is not disclosed since the Company did not prepare a balance sheet as of December 31, 2005. However, the majority of the Company's expenses were incurred commencing January 1, 2006 (date of administrative services agreement) and interest income was earned upon consummation of the Private Placement (March 21, 2006) and initial public offering (March 27, 2006.)

See notes to financial statements.

NORTH AMERICAN INSURANCE LEADERS, INC.
(a development stage company)

Statement of Stockholders’ Equity
(Unaudited)

	Common Stock Shares	Amount	Additional Paid-In Capital	Earnings Accumulated During the Development Stage	Total
Balance at August 8, 2005
(date of inception)	—	$ —	$ —	$ —	$ —
Issuance of common stock to
initial stockholders	3,593,750	359	24,641	—	25,000
Issuance of D&O rights
in private placement	—	—	1,700,000	—	1,700,000
Sale of 14,375,000 units
(including the
1,875,000 units
pursuant to the over-
allotment option) at a
price of $8 per unit,
net of underwriters’
discount and offering
expenses	14,375,000	1,438	106,149,816	—	106,151,254
Net proceeds subject to
possible conversion of
2,874,999 shares	—	—	(21,989,992)	—	(21,989,992)
Net income for the period
(unaudited)	—	—	—	19,879	19,879
Accretion of Trust Fund	—	—
relating to common stock
subject to possible	—	—
conversion	—	—	(8,727)	—	(8,727)

Balance at March 31, 2006	17,968,750	$ 1,797	$ 85,875,738	$ 19,879	$ 85,897,414

See notes to financial statements.

NORTH AMERICAN INSURANCE LEADERS, INC.
(a development stage company)

Statement of Cash Flows
(Unaudited)

August 8, 2005 (Date of Inception) Through March 31, 2006
Cash flows from operating activities:
Net income	$19,879
Adjustments to reconcile net income to net cash used in operating activities:
Changes in:
Interest on Trust Account	(67,130)
Prepaid insurance expense	(389,890)
Accrued expenses	395,395
Income taxes payable	10,704

Net cash used in operating activities	$(31,042)

Cash flows from investing activities:
Cash and cash equivalents deposited in Trust Account	$(109,950,000)

Cash flows from financing activities:
Net proceeds from public offering	$109,108,693
Proceeds from notes payable to certain of the directors and officers	150,000
Payment of notes payable to certain of the directors and officers	(150,000)
Proceeds from issuance of D&O rights in private placement	1,700,000
Proceeds from issuance of common stock to initial stockholders	25,000

Net cash provided by financing activities	110,833,693

Net increase in cash and cash equivalents	$852,651
Cash and cash equivalents - beginning of period	-

Cash and cash equivalents - end of period	$852,651

Supplemental disclosure of non-cash financing activity:
Accrued offering costs	$82,439
Deferred underwriting fee	$2,875,000
Fair value of underwriter purchase option included in offering costs	$1,477,500

See notes to financial statements.

NORTH AMERICAN INSURANCE LEADERS, INC.
(a development stage company)

Notes to Financial Statements
_________________

NOTE A—ORGANIZATION AND BUSINESS OPERATIONS

        North American Insurance Leaders, Inc. (the “Company”) was incorporated in Delaware on August 8, 2005. The Company was formed to effect a merger, capital stock exchange, asset acquisition, stock purchase and other similar transaction with one or more businesses in the insurance or insurance services industry (“Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected June 30th as its fiscal year end.

        The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on March 21, 2006. On that date, the Company consummated a Private Placement of 1,700,000 D&O rights (the “Private Placement”) for an aggregate purchase price of $1,700,000. On March 27, 2006, the Company consummated the Public Offering (together with the over-allotment offering, the “Offering”) of 14,375,000 units (“Units”) for net proceeds of approximately $106,000,000 (net of deferred underwriting fees and accrued offering costs).

        The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering of Units (as defined in Note C below) (the “Offering”), although the Company intends to apply substantially all of the net proceeds of the Offering toward consummating a Business Combination with one or more insurance-related businesses. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering and the Private Placement, $109,950,000 (including $2,875,000 of underwriting fees which have been deferred by the underwriters as described in Note C) was placed in a trust account (the “Trust Account”) and invested in money market funds or accounts meeting conditions of the Investment Company Act of 1940 and/or securities principally issued or guaranteed by the U.S. government until the earlier of (1) the consummation of its first Business Combination or (2) the distribution of the Trust Account as described below. The balance in the trust fund including interest on March 31, 2006 was $110,017,130. On the first day of each quarter commencing July 2006, half of the interest earned during the preceding quarter on the amounts held in the trust account (net of taxes payable) will be released to the Company to cover a portion of its working capital requirements up to an aggregate of $1,000,000. This interest and the remaining proceeds may be used to pay for business, legal and accounting due diligence costs incurred in connection with prospective Business Combinations and continuing general and administrative expenses. The Company will seek stockholder approval before it effects a Business Combination, even if the nature of the Business Combination would not ordinarily require stockholder approval under applicable state law. The Company will proceed with a Business Combination only if a majority of the shares of common stock voted by the public stockholders of the Company (the “Public Stockholders”) are voted in favor of the Business Combination and Public Stockholders owning less than 20% of the shares sold in the Offering both vote against the Business Combination and exercise their conversion rights as described below. In no event will the initial stockholders be considered Public Stockholders for purposes of voting for or against a Business Combination. Public Stockholders who convert their stock into an allocable share of the trust account will still have the right to exercise the warrants that they receive as part of the units. In the event that 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the initial stockholders. In this respect, $21,998,719 (including accretion of $8,727) has been classified as common stock subject to possible conversion at March 31, 2006. Voting against the Business Combination alone will not result in an election to exercise a stockholder’s conversion rights. A stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combination is voted upon by the stockholders. All of the Company’s initial stockholders prior to the Offering, including all of the directors and officers of the Company, have agreed to vote all of the shares of common stock held by them in accordance with the vote of the majority in interest of all other stockholders of the Company, other than the initial stockholders, with respect to any Business Combination.

        In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied, the proceeds then on deposit in the Trust Account will be distributed to the Company’s Public Stockholders, excluding initial stockholders to the extent of their initial stock holdings. In the event of the distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants included in the Units offered in the Offering as discussed in Note C).

        On March 15, 2006, the Company effected a two-for-three reverse stock split. Following this reverse stock split, there were 3,125,000 shares of common stock outstanding. Immediately after the reverse stock split, the Company issued a stock dividend of 468,750 shares of common stock in order to ensure that, after the Company’s Offering, regardless of whether the underwriters exercised its over-allotment option in part or in full, the Company’s initial stockholders maintain control over 20% of the Company’s outstanding shares of common stock after consummation of Offering. Following this stock dividend and immediately prior to the Offering, there were 3,593,750 shares of common stock outstanding. All references in the accompanying financial statements to the number of shares of common stock and net income per share have been retroactively restated to reflect the reverse stock split and the stock dividend.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Cash and cash equivalents:

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

[2] Net income per common share:

        Net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period.

[3] Use of estimates:

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[4] Income taxes:

        Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

[5] Recently issued accounting standards:

        Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE C—OFFERING

        In the Offering, effective March 21, 2006, the Company sold 14,375,000 Units. The underwriters were paid fees equal to 4.5% of the gross proceeds of the Offering, or $5,175,000 and have agreed to defer an additional $2,875,000 (the “Deferred Fees”) of their underwriting fees until the consummation of a Business Combination. Each Unit consists of one share of the Company’s common stock, par value $0.0001 per share, and one warrant exercisable to purchase one share of common stock (“Warrant”). Upon consummation of a Business Combination, the Company will pay such Deferred Fees out of the proceeds of the Offering held in the Trust Account. The underwriters will not be entitled to any interest accrued on the Deferred Fees. The underwriters have agreed to forfeit any rights to, or claims against, such proceeds if the Company does not successfully complete a Business Combination. Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (a) one year from the effective date of the Offering or (b) the completion of a Business Combination with a target business or the distribution of the Trust Account, and expiring five years from the date of the prospectus. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given. The D&O warrants referenced in Note E—Commitments have identical rights to those of the Warrants but will not be transferable or salable by the Company’s directors and officers and the spouse of one of the Company’s officers, as designee, until the later of one year from the effective date of the Offering or the consummation of a Business Combination.

        The Company sold to CRT Capital Group LLC, for $100, an option to purchase up to a total of 750,000 units, consisting of one share of common stock and one warrant, at $8.80 per unit, commencing on the later of the consummation of the Business Combination and one year after the date of the final prospectus for the Offering and expiring four years after the date of the final prospectus. The warrants underlying the units have terms that are identical to those being issued in the current offering, with the exception of the exercise price, which is set at $7.50 per warrant. The purchase option also contains a cashless exercise feature that allows the holder or holders of the purchase option to receive units on a net exercise basis. In addition, the purchase option provides for registration rights that permit the holder or holders of the purchase option to demand that a registration statement be filed with respect to all or any part of the securities underlying the purchase option within five years of the completion of the current offering. Further, the holder or holders of the purchase option are entitled to piggy-back registration rights in the event the Company undertakes a subsequent registered offering within seven years of the completion of the current offering. Warrants issued and outstanding as a result of the exercise of the purchase option will be subject to the Company’s right of redemption.

        The sale of the option was accounted for as a cost attributable to the Offering. Accordingly, there was no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The underwriters, on behalf of the Company, used a volatility of 15.86% to calculate the value of the underwriter option. This volatility measurement was based on the average four-year volatility of the S&P 600 Small-Cap Insurance Index. The S&P 600 Small-Cap Insurance Index is a sub-set of the S&P 600 Small-Cap Index and includes fourteen companies with a range of market capitalizations from $230 million to $1.5 billion operating in the insurance sector. The Company believes this index provides an objective and reasonable estimate for the price volatility of other small-cap companies operating in the insurance sector. The Company has reviewed the estimates and believes, based upon a Black-Scholes model, that the fair value of the option on the date of sale was approximately $1,447,500, using an expected life of four years, volatility of 15.86%, and a risk-free rate of 4.71%.

NOTE E—COMMITMENTS

        The Company presently occupies office space provided by an affiliate of several of its directors. The affiliate has agreed that, until the consummation of a Business Combination with a target business by the Company, it will make the office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. Pursuant to a separate office administration agreement, the affiliate has furnished the Company with office facilities, equipment and clerical services at the facilities for $10,000 per month commencing on January 1, 2006. An amount of $30,000 has been included in general and administrative expenses for the period ended March 31, 2006 for such services. The office administration agreement may be terminated by either party without penalty upon 30 days’ written notice to the other party.

        The Company’s directors and officers and the spouse of one of the Company’s officers, as designee, purchased from the Company on the closing date of the Offering an aggregate of 1,700,000 rights (“D&O rights”) in a Private Placement, at a purchase price of $1.00 per right, convertible into warrants (“D&O warrants”). The $1.7 million proceeds from the issuance and sale of the D&O rights were placed in the Trust Account and is part of the liquidating distribution to the Company’s Public Stockholders in the event of liquidation prior to its Business Combination or in the event that less than 20% of the Company’s Public Stockholders elect to convert their shares of common stock in connection with a Business Combination.

        The D&O rights will be automatically converted into D&O warrants on the 120th day following the effective date of the Offering. The conversion ratio of D&O rights into D&O warrants will be calculated by dividing $1.00 by the conversion price. The conversion price is equal to the weighted average of all sale prices of the warrants as reported on the AMEX or elsewhere during the 20 trading days prior to the conversion date. In no event will a D&O right be converted into more than three D&O warrants.

        The D&O warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in the Offering but will not be transferable or salable by the Company’s directors and officers and the spouse of one of the Company’s officers, as designee, until the later of one year from the effective date of the Offering or the consummation of the Business Combination. In the event of liquidation prior to its Business Combination, the D&O warrants will expire worthless.

        The purchasers of the D&O rights are permitted to transfer the D&O rights and the D&O warrants issuable upon conversion of the D&O rights in certain limited circumstances, such as by will in the event of their death. However, the transferees receiving such D&O rights or D&O warrants will be subject to the same sale restrictions imposed on the Company’s directors and officers and the spouse of one of the Company’s officers, as designee, who initially purchased these D&O rights from the Company.

NOTE F—PREFERRED STOCK

        The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.

NOTE G—COMMON STOCK

        At March 31, 2006, 20,975,000 Shares of Common Stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

        The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report. This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. We have based these forward-looking statements on our current expectations, estimates and projections about our industry, our beliefs, our assumptions and future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this report and our other Securities and Exchange Commission filings, including the risks discussed in the section entitled “Risk Factors” from our Form S-1, as amended (File no. 333-127871), and the following:

•	our blank check structure, limited operating history and the extremely limited basis upon which to evaluate our ability to achieve our business objective;
•	our potential inability to identify any target businesses;
•	pervasive and increasing federal and state regulation of the insurance industry, including the possibility that regulation will delay or prevent a business combination; and
•	a target business having insufficient reserves and being potentially subject to unforeseeable and/or catastrophic natural and man-made events.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

        We are a “blank check” company organized under the laws of the State of Delaware on August 8, 2005. We were formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase and other similar transaction, one or more operating businesses in the insurance or insurance services industry, which we refer to as a “business combination.” We have neither engaged in any operations nor generated significant revenue to date. We are considered to be in the development stage, subject to the risks associated with activities of development stage companies. We have selected June 30 as our fiscal year end. Our securities trade on the American Stock Exchange.

        On March 27, 2006, we consummated our initial public offering of 14,375,000 units including the over-allotment option and received gross proceeds of $115,000,000. The underwriters were paid fees of 4.5% of the gross proceeds, or $5,175,000, and have agreed to defer an additional $2,875,000 of their underwriting fees until the consummation of a business combination. Upon the closing of the offering, $109,950,000 was placed in trust account (the “Trust Account”), including $2,875,000 of deferred underwriting fees and $1,700,000 from the sale of Directors and Officers rights (“D&O rights”). The balance in the Trust Account including interest on March 31, 2006 was $110,017,130.

        We intend to use substantially all of the net proceeds of our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the business we acquire.

        Net income for the period since inception on August 8, 2005 to March 31, 2006 was $19,879 and consisted of interest income of $67,801 earned predominately on the Trust Account. The interest income was offset by $37,218 of general and administrative expenses, which were primarily attributable to $30,000 in fees for a monthly administrative services agreement that commenced January 1, 2006, and $10,704 of income tax expense.

        On the first day of each quarter commencing July 2006, half of the interest earned on the Trust Account to such date will be released to the Company to cover a portion of its working capital requirements up to an aggregate of $1,000,000. This interest and the net proceeds of the offering minus the funds in the Trust Account will be used to pay business, legal, and accounting due diligence costs incurred in connection with prospective business combinations and to pay continuing general and administrative expenses.

        We believe that we have sufficient available funds outside of the Trust Account to operate through March 2008, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds during this time in order to meet the expenditures required to meet our operating expenses. However, we may issue additional capital stock, debt or a combination of capital stock and debt to complete one or more business combinations.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with general accepting accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have determined that we currently are not subject to any critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and the identification of a target business. We have neither engaged in any operations nor generated any revenues. As the proceeds from our initial public offering held in trust have been invested in short term investments, our only market risk exposure relates to fluctuations in interest.

        As of March 31, 2006, $110 million of the net proceeds of our initial public offering was held in trust for the purposes of consummating a business combination. The proceeds held in trust have been invested in money market funds and United States Treasury Bills commercial paper and money market accounts in a trust account at JPMorgan Chase Bank, who also acts as trustee. As of March 31, 2006, the effective annualized interest rate payable on our investment was 4.83%.

        We have not engaged in any hedging activities since our inception on August 8, 2005. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

        We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic filings with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. Management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of March 31, 2006. Based upon that evaluation, management has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

        None

Item 1A. Risk Factors.

        Refer to the discussion in the section entitled “Risk Factors” from our Form S-1, as amended (File No. 333-127871), first filed with the SEC on August 26, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        On March 27, 2006, the Company consummated a Private Placement of 1,700,000 D&O rights for an aggregate purchase price of $1,700,000.

Item 3. Defaults Upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

        None

Item 5. Other Information.

        None

Item 6. Exhibits.

        Listed below are the exhibits that are furnished herewith as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No. Description of Document

3.1	Form of Amended and Restated Certificate of Incorporation*
3.2	Form of Amended and Restate By-laws*
4.1	Specimen Unit Certificate*
4.2	Specimen Common Stock Certificate*
4.3	Specimen Warrant Certificate*
4.4	Form of Warrant Agreement between Mellon Investor Services LLC and the Registrant*
10.1	Promissory Note issued by the Registrant to Scott A. Levine*
10.2	Promissory Note issued by the Registrant to William R. de Jonge*
10.3	Promissory Note issued by the Registrant to Paula S. Butler*
10.4	Promissory Note issued by the Registrant to Francis E. Lauricella, Jr.*
10.5	Promissory Note issued by the Registrant to Laurence N. Strenger*
10.6	Form of Letter Agreement among CRT Capital Group LLC, the Registrant and each of our directors and officers*
10.7	Form of Letter Agreement among CRT Capital Group LLC, the Registrant and each of our non-management existing stockholders*

10.8	Form of Investment Management Trust Agreement between JPMorgan Chase Bank, NA and the Registrant*
10.9	Form of Stock Escrow Agreement between the Registrant and JPMorgan Chase Bank, NA*
10.10	Form of Office Administration Agreement between the Registrant and Ampton Investments, Inc.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed as exhibits to our registration statement on Form S-1 (File No. 333-127871)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NORTH AMERICAN INSURANCE LEADERS, INC.

May 15, 2006	/s/ William R. de Jonge
Date

Exhibit 31.1

CERTIFICATION

I, William R. de Jonge, certify that:

            1.        I have reviewed this quarterly report on Form 10-Q of North American Insurance Leaders, Inc.;

            2.        Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

            3.        Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

            4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

            5.        The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 15, 2006	/s/ William R. de Jonge
President
(principal executive officer)

Exhibit 31.2

CERTIFICATION

I, Paula S. Butler, certify that:

            1.        I have reviewed this quarterly report on Form 10-Q of North American Insurance Leaders, Inc.;

            2.        Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

            3.        Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

            4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

            5.        The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 15, 2006	/s/ Paula S. Butler
Executive Vice President
(principal financial and accounting officer)

Exhibit 32.1

Certification of Chief Executive Officer
Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

        In connection with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “Report”) of North American Insurance Leaders, Inc. (the “Registrant”), as filed with the Securities and Exchange Commission on the date hereof, I, William R. de Jonge, President of the Registrant, hereby certify, to the best of my knowledge, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: May 15, 2006	/s/ William R. de Jonge
President
(principal executive officer)

Exhibit 32.2

Certification of Chief Financial Officer
Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

        In connection with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “Report”) of North American Insurance Leaders, Inc. (the “Registrant”), as filed with the Securities and Exchange Commission on the date hereof, I, Paula S. Butler, Executive Vice President, hereby certify, to the best of my knowledge, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: May 15, 2006	/s/ Paula S. Butler
Executive Vice President
(principal financial and accounting officer)