Form 10-K
period 2006-06-30
North American Insurance Leaders, Inc.
filed 2006-09-28
CIK 1336249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-32837

North American Insurance Leaders, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3284412
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

885 Third Avenue, 31st Floor, New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 319-9407

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units	American Stock Exchange
Common Stock, par value $0.0001 per share	American Stock Exchange
Warrants	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of December 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $0, as all of the common stock was held by affiliates at that time. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of September 18, 2006: 17,968,750

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. We have based these forward-looking statements on our current expectations, estimates and projections about our industry, our beliefs, our assumptions and future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this report, including in “Item 1A. Risk Factors”, and our other Securities and Exchange Commission (“SEC”) filings, and the following:

•	our blank check structure, limited operating history and the extremely limited basis upon which to evaluate our ability to achieve our business objective;

•	liquidation if no business combination occurs;

•	allocation of our management’s time to other businesses;

•	decreases in interest rates;

•	potential conflicts of interest involving our directors and officers;

•	our ability to hire and retain key personnel;

•	pervasive and increasing federal and state regulation of the insurance industry, including the possibility that regulation will delay or prevent a business combination; and

•	a target business having insufficient reserves and being potentially subject to unforeseeable and/or catastrophic natural and man-made events.

PART I

ITEM 1.	BUSINESS

Introduction

North American Insurance Leaders, Inc. is a blank check company that was organized under the laws of the State of Delaware on August 8, 2005. We were formed to effect a merger, capital stock exchange, asset acquisition, stock purchase and/or other similar transaction with one or more businesses in the insurance or insurance services industry in North America, which we refer to as a “business combination.” We have not generated revenue to date other than interest income. We are considered to be in the development stage and are subject to the risks associated with activities of development stage companies. Since our initial public offering in March 2006, we have been actively engaged in sourcing a suitable business combination candidate. We have met with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. However, as of the date of filing of this report we have not consummated any business combination. Unless the context otherwise requires, references in this report to “the Company,” “we,” “us,” and “our” refer to North American Insurance Leaders, Inc.

We believe that there are numerous business combination opportunities in the insurance and insurance services industry for several reasons, including the following: the fact that the industry constitutes a large target market; the highly fragmented nature of the industry, which may offer the potential to create economies of scale, including expanded distribution capabilities, corporate efficiency and greater capital resources through aggregation of smaller companies; changes in the demographics of the U.S. population, which may support opportunities to effect business combinations with insurance-related businesses, particularly in the retirement income, health insurance and long-term care markets; erratic weather patterns, which may be a catalyst for significant changes in the availability and pricing of insurance products, thereby creating opportunities for business combinations in the property and casualty insurance business; rapid developments in information technology, dramatic changes in regulation and enhanced regulatory scrutiny in the insurance industry, which may cause opportunities for business combinations to emerge due to an increased need for capital and changes in methods of doing business; and the large number of mergers, acquisitions and similar activities typically experienced in the insurance industry, which should provide us with opportunities to effect a business combination with one or more target businesses.

Insurance and Insurance Services Companies

We anticipate that our initial business combination may include, but will not be limited to, one or more companies engaged in one or more of the following lines of insurance business:

Claims Adjusting	Managed Care	Property and Casualty
Insurance Brokerage/Distribution	Multi-line	Reinsurance
Life and Health	Policy Administration	Underwriting

Effecting a Business Combination

Fair market value of initial business combination

Our initial business combination must have a fair market value equal to at least 80% of our net assets at the time of the business combination. We intend to accomplish this by identifying and effecting a business combination with one or more insurance-related businesses contemporaneously.

We believe that an investment in an insurance-related business in the size range of our initial public offering will provide a sufficient “critical mass” upon which to develop a productive and profitable business in the insurance-related industry. Our initial business combination with an insurance-related business could be structured in one of the following ways:

•	a merger with one or more operating businesses in which the aggregate fair market value is equal to at least 80% of our net assets at the time of the business combination;

•	an acquisition of a controlling interest in one or more insurance-related businesses in which the aggregate fair market value is equal to at least 80% of our net assets at the time of the business combination; or

•	an acquisition of certain assets and related liabilities of an existing insurance-related business of which the aggregate fair market value is equal to at least 80% of our net assets at the time of the business combination.

If our board is not able to independently determine that a proposed business combination with one or more target businesses has a sufficient fair market value or if a conflict of interest exists, such as if management selects a company affiliated with one of our directors as a prospective target business, we will obtain an opinion from an unaffiliated, nationally recognized independent investment banking, valuation or appraisal firm with respect to the satisfaction of these criteria. We would include any such opinion in the proxy solicitation materials furnished to our stockholders in connection with our initial business combination, and provide that the independent investment banking, valuation or appraisal firm will be a consenting expert. However, we will not be required to obtain an opinion from any of these firms as to the business combination if our board of directors independently determines that the target businesses have sufficient fair market value and no actual or perceived conflict of interest exists.

We have not consummated any business combination

We have met with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. However, as of the date of filing of this report we have not consummated any business combination. Subject to the requirement that our initial business combination must be with one or more insurance-related businesses with an aggregate fair market value equal to at least 80% of our net assets at the time of the business combination, we have virtually unrestricted flexibility in identifying and selecting prospective target business candidates in the insurance and insurance services industry. Accordingly, investors have no basis to evaluate the possible merits or risks of the target businesses with which we may ultimately complete a business combination. Our acquisition criteria are similar to those of other blank check companies, except that we may only acquire insurance-related businesses in North America.

Sources of target businesses

Target business candidates have been, and we anticipate that target business candidates will continue to be, brought to our attention by various unaffiliated sources, including private equity funds, companies, investment bankers and advisory firms that specialize in the insurance business. These persons may present solicited or unsolicited proposals to us. In addition, our directors and officers have generated, and we anticipate that our directors’ and officers’ experience and their business contacts will continue to generate, other proposals. We have engaged the services of professional firms that specialize in acquisitions, in which event we may pay a finder’s fee or other compensation. Any finder’s fee or compensation would be subject to arm’s-length negotiations between us and any of these professional firms and will likely be paid only upon the consummation of a business combination. We will not pay any of our directors, officers or pre-initial public offering stockholders (“initial stockholders”) or any entity of which they are an officer, director or principal stockholder, any finder’s fee or other compensation for services rendered to us prior to, or in connection with, the consummation of our initial business combination.

Selection of target businesses and structuring of a business combination

Our management has substantial flexibility in identifying and selecting prospective target businesses. Our management diligently reviews all of the proposals we receive with respect to prospective target businesses. In evaluating prospective target businesses, our management team generally considers the following:

•	financial condition and results of operation;

•	adequacy of reserves for risk-bearing insurance-related entities;

•	growth potential;

•	experience and skill of the target’s management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	lines of insurance business that the target business engages in;

•	pricing and structure of lines of insurance business underwritten; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. To the extent relevant and consistent with our business objectives, we base our evaluation of the merits of a business combination on the above factors as well as any other considerations we deem relevant in effecting a business combination. In evaluating prospective target businesses, we generally conduct an extensive due diligence review of the target businesses that may encompass, among other things, meetings with incumbent management, inspection of facilities and a review of financial and other information available to us. We may also engage the services of legal, accounting and/or actuarial firms in order to supplement a target business due diligence review.

One of the considerations in our evaluation is the likelihood of structuring a business combination so as to achieve the most favorable tax treatment to us, the target businesses and their stockholders and our own stockholders. We cannot assure you that the Internal Revenue Service or appropriate state or foreign tax authorities will agree with our tax treatment of any business combination.

The time and costs required to select and evaluate target businesses and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs that we incur in identifying and evaluating a prospective business combination that we do not complete results in a loss to us and reduces the amount of net proceeds of our initial public offering not then held in trust and available for conducting due diligence to complete an alternative business combination.

If our business combination entails the contemporaneous acquisition of several insurance-related businesses and requires due diligence and negotiation with different sellers, we will need to convince the sellers to agree that the purchase of their businesses is contingent upon the simultaneous closings of the other acquisitions.

Limited ability to evaluate the target business’ management

We closely scrutinize the management of prospective target businesses when evaluating the desirability of effecting a business combination. However, given the uncertainties associated with any third-party due diligence investigation, our assessment of the target business’ management may not be complete and accurate. In addition, the target business’ management may not have the necessary skills, qualifications or abilities to manage a public company upon the consummation of our initial business combination. Furthermore, the future role, if any, of our existing management in the target businesses cannot presently be stated with any certainty.

Following a business combination, we may seek to recruit additional management to supplement the incumbent management of the target business or businesses. We cannot assure you that we will have the ability to recruit additional management, or that the additional management will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Possible lack of business diversification

It is possible that our initial business combination may be with a target business that has only a limited number of products or services. The resulting lack of diversification may:

•	result in our dependency upon the performance of a single insurance-related business;

•	result in our dependency upon the development of a single or limited number of products or services; and

•	subject us to economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the insurance and insurance services industry subsequent to the consummation of a business combination.

In this case, the initial business combination may not enable us to diversify our operations or to benefit from the possible spreading of risk or offsetting of losses, unlike other entities that may have sufficient resources to complete several business combinations so as to diversify risk and offset losses. Further, the prospects for our success may depend entirely upon the future performance of the initial target business or businesses with which we effect a business combination.

Opportunity for stockholder approval of our initial business combination

Prior to the completion of our initial business combination, we will submit the proposed business combination to our stockholders for their approval, even if the structure of the business combination is such that it would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of our initial business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Exchange Act, which will include a description of the operations of the target business or businesses and certain required financial information regarding the target business or businesses.

In connection with any vote required for our initial business combination, all of our initial stockholders, directors and officers have agreed to vote the shares of common stock then owned by them, including any shares offered in our initial public offering or acquired following out initial public offering, in accordance with the majority of the shares of common stock voted by the public stockholders other than our initial stockholders. Therefore, the initial stockholders will vote the entirety of their shares, either for or against an initial business combination, as determined by the totality of the public stockholder vote, and in no event will the initial stockholders be considered “public stockholders” for purposes of voting for or against an initial business combination. Our initial stockholders will not have any conversion rights attributable to their shares in the event that a business combination transaction is approved by a majority of our public stockholders. We will proceed with the initial business combination only if (1) a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and (2) public stockholders owning less than 20% of the shares sold in our initial public offering exercise their conversion rights. We will structure our initial business combination so that the transaction will proceed and may be consummated even if the maximum number of shares that may be converted to cash in connection with our initial business combination are in fact converted to cash, reducing the amount of cash ultimately available to consummate the transaction by up to approximately 20%. However, we will not proceed with our initial business combination if public stockholders owning 20% or more of the shares sold in our initial public offering both vote against the business combination and exercise their conversion rights, even if public stockholders holding a majority of the shares vote in favor of the business combination.

Conversion rights

At the time we seek stockholder approval of our initial business combination, we will offer each public stockholder (other than our initial stockholders) the right to have the stockholder’s shares of common stock converted into cash if the stockholder votes against the business combination and the business combination is nevertheless approved and completed. Without taking into account any interest that may be earned on the balance in the trust account into which the proceeds of our initial public offering and March 2006 private placement of rights (“D&O rights”) to our directors at that time and officers and the spouse of one of our officers, as designee, were placed (the “trust account”), the initial per share conversion price would be approximately $7.65, or $0.35 less than the per unit initial public offering price of $8.00. The actual per share conversion price will be calculated as of two business days prior to the consummation of the business combination, and will equal the amount in the trust account ($111,291,949 as of June 30, 2006), including (1) the deferred underwriting discount ($2,875,000), (2) the proceeds from our March 2006 private placement of D&O rights ($1,700,000) and (3) any interest earned on the trust account that was not released to us (net of taxes payable) ($402,794 as of June 30, 2006), divided by the number of shares sold in our initial public offering (14,375,000).

An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose. However, a conversion request will not be granted unless (1) the stockholder votes against the business combination and (2) the business combination is nevertheless approved by at least a majority of our stockholders and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the stockholders meeting. It is anticipated that the funds to be distributed to eligible stockholders who elect conversion will be distributed promptly after completion of the business combination. Public stockholders who so convert their stock will still have the right to exercise the warrants that they received as part of the units sold in our initial public offering. We will not complete any proposed business combination for which our public stockholders (other than our initial stockholders) owning 20% or more of the shares sold in our initial public offering, both vote against a business combination, and exercise their conversion rights.

Liquidation if no business combination

If we do not consummate a business combination by September 27, 2007 (within 18 months after the completion of our initial public offering), or by March 27, 2008 (within 24 months after the completion of our initial public offering, if the extension criteria described below have been satisfied), we will liquidate and distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then on deposit in the trust account, inclusive of (1) the 2.5% deferred underwriting discount, (2) the proceeds from the D&O rights and (3) any interest earned on the trust account (net of taxes payable) that was not released to us, plus any remaining net assets. All of our initial stockholders, directors and officers have agreed to waive their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination, but only with respect to those shares of common stock beneficially owned and acquired by them prior to our initial public offering. They will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following our initial public offering. There will be no distribution from the trust account with respect to the warrants, and all rights with respect to the warrants will effectively terminate upon our liquidation.

If we were to expend all of the net proceeds of our initial public offering, which includes the proceeds from the issuance and sale of the D&O rights, other than the proceeds deposited in the trust account, without taking into account any interest earned on the balance held in the trust account but including the deferred underwriting discount, the initial per share liquidation price would be approximately $7.65, or $0.35 less than the per unit initial public offering price of $8.00. The offering proceeds deposited in the trust account could, however, become subject to the claims of our creditors, and the claims would have a preference over the claims of our public stockholders in the event of a liquidation. In the event of liquidation, the actual per share liquidation price may be less than approximately $7.65 plus interest (net of taxes payable), due to claims of creditors. Each of Messrs. Scott A. Levine, William R. de Jonge, Francis E. Lauricella and Laurence N. Strenger (our former director) and Ms. Paula S. Butler has agreed pursuant to an agreement with us and CRT Capital Group LLC, representative of the underwriters for our initial public offering, that, if we liquidate prior to the consummation of a business combination, they will be personally liable, on a joint and several basis, to ensure that the proceeds of the trust account are not reduced by the claims of vendors for services rendered or products sold to us as well as claims of prospective target businesses for fees and expenses of third parties that we have agreed in writing to pay in the event we do not complete a combination with the business. These obligations of Messrs. Levine, de Jonge, Lauricella, and Strenger and Ms. Butler will remain in place even if the period within which to consummate a business combination is extended by an amendment to our amended and restated certificate of incorporation. However, Messrs. Levine, de Jonge, Lauricella, and Strenger and Ms. Butler may not be able to satisfy their obligations.

Prior to completion of a business combination, we will seek to have all third parties with whom we engage in business, including any vendors, prospective target businesses or other entities, enter into agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders. In the event that a third party were to refuse to enter into the waiver, our decision to engage the third party or to enter into discussions with the target business would be based on our management’s determination that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to enter into the waiver.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after the consummation of our initial public offering, but are unable to complete the business combination within the 18-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by the expiration of the 24-month period from the date of closing of our initial public offering, we will liquidate. Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for further distribution to our public stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable 18-month or 24-month period.

Our public stockholders will be entitled to receive funds from the trust account only in the event of our liquidation or if the stockholders seek to convert their respective shares into cash upon a business combination that the stockholder voted against and that is actually completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

Government Regulation of the Insurance Industry

The insurance operations of both insurance companies and insurance agents and brokers are subject to a wide variety of insurance and other laws and regulations. Laws and regulations governing insurance companies generally are designed to ensure financial solvency of insurance companies as well as fair and adequate service and treatment for policyholders. State insurance laws regulate most aspects of the U.S. insurance business, and certain other aspects of the U.S. insurance business are regulated by the insurance departments of the states in which the businesses are domiciled and the states in which they are licensed and by various laws and regulatory agencies in other countries. If we complete a business combination, regulatory authorities in the states or countries in which we conduct business may require individual or company licensing to act as brokers, agents, third party administrators, managing agents, reinsurance intermediaries or adjusters. The manner of operating in particular states and countries varies according to the licensing requirements of the particular state or country. Depending on the jurisdiction or jurisdictions in which we ultimately operate, this may require that we operate in a given state or country through a local corporation. In a few states and countries, licenses are issued only to individual residents or locally owned business entities. In these cases, we would expect to enter into arrangements with residents or business entities licensed to act in the state or country.

In the United States, state insurance departments typically monitor compliance with applicable regulations through periodic regulatory reporting procedures and examinations. Quarterly and annual financial reports to state regulators in the United States utilize statutory accounting principles, which differ in important respects from U.S. generally accepted accounting principles. Statutory accounting principles, in keeping with the intent to assure protection of policyholders, are based on a liquidation concept, while U.S. generally accepted accounting principles are based on a going-concern concept.

State insurance regulators in the United States are members of the National Association of Insurance Commissioners, or the NAIC. The NAIC seeks to promote uniformity of, and to enhance the state regulation of, insurance throughout the United States. Both the NAIC and the individual state regulators typically focus on the solvency of insurance companies and their conduct in the marketplace. This focus is reflected in additional regulatory oversight by the states and emphasis on the enactment or adoption of a series of NAIC model laws and regulations designed to promote solvency. In addition, the NAIC has a formula for analyzing insurers called risk-based capital, or RBC. The RBC formula establishes specified “minimum” capital threshold levels that vary with the size and mix of an insurance company’s business. It is designed to identify companies with capital levels that may require regulatory attention. In order to obtain regulatory approval, we may need to demonstrate that we have invested sufficient capital to support the underwriting capacity of a target insurance-related business and to ensure that such insurance-related business has capital available to cover periodic spikes in liabilities in respect of its claims.

State insurance holding company laws in the United States require prior notice to, and approval by, relevant state insurance departments with respect to certain actions such as those resulting in a change in control of an insurance company, payments of extraordinary dividends, transactions between affiliates within the same insurance holding company system, transfers of assets between insurance holding companies and intracorporate transfers of assets within a particular holding company. These regulations cover, among other things, business combinations of the type that we contemplate in connection with acquiring or merging with a target business. The oversight also includes jurisdiction over the payment of dividends by insurance company subsidiaries to their corporate parent. In addition, any loans extended by an insurance company or any of its operating subsidiaries are subject to federal and applicable state truth-in-lending and credit regulations, insurance premium finance acts, retail installment sales acts and other similar consumer protection legislation. Failure to comply with the laws and regulations can result in the temporary suspension or permanent loss of the right to engage in business in a particular jurisdiction as well as other penalties.

State laws in the United States grant insurance regulatory authorities broad administrative powers with respect to, among other things:

•	licensing insurance companies, brokers and agents to transact business;

•	calculating the value of assets to determine compliance with statutory requirements;

•	mandating certain insurance benefits;

•	regulating certain premium rates;

•	reviewing and approving policy forms;

•	regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements, payment of and disclosures regarding commissions and fees and payment of inducements;

•	regulating advertising;

•	protecting privacy;

•	establishing statutory capital and reserve requirements and solvency standards;

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	approving changes in control of insurance companies;

•	restricting the payment of dividends and other transactions between affiliates; and

•	regulating the types, amounts and valuation of investments.

State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond the control of insurance businesses, the reserves they establish for these potential liabilities may not be adequate.

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and, thus, could have an adverse effect on the financial condition and results of operations of a target business.

The NAIC and several states have proposed regulations and/or laws that would prohibit agent or broker practices that have been the focus of recent investigations of broker compensation in the State of New York and elsewhere. The NAIC has adopted a Compensation Disclosure Amendment to its Producers Licensing Model Act, which, if adopted by the states, would require disclosure by agents or brokers to customers that insurers will compensate the agents or brokers for the placement of insurance and documented acknowledgement of this arrangement in cases where the customer also compensates the agent or broker. Some larger states, including California and New York, are considering additional provisions that would require the disclosure of the amount of compensation and/or require (where an agent or broker represents more than one insurer) placement of the “best coverage.” We cannot predict how many states, if any, may promulgate the NAIC amendment or similar regulations or the extent to which these regulations may have an adverse impact on a target business.

Recently, the insurance industry has become the focus of increased scrutiny by regulatory and law enforcement authorities concerning certain practices within the insurance industry. This scrutiny includes the commencement of investigations and other proceedings by the New York State Attorney General and other governmental authorities relating to allegations of improper conduct in connection with the payment of, and disclosure with respect to, contingent commissions paid by insurance companies to intermediaries, the solicitation and provision of fictitious or inflated quotes, the use of inducements to brokers or companies in the sale of insurance products and the accounting treatment for finite insurance and reinsurance or other non-traditional or loss mitigation insurance and reinsurance products. The SEC recently initiated industry-wide inquiries regarding market timing and late trading in mutual funds and variable annuity contracts, variable annuity sales practices/exchanges and electronic communication document retention practices. One possible result of these investigations and attendant lawsuits is that many insurance industry practices and customs may change, including the manner in which insurance is marketed and distributed through independent brokers and agents. These changes could adversely affect a target business’ ability to implement its business strategy, which could adversely affect its growth and profitability.

Currently, the U.S. federal government generally does not directly regulate the business of insurance. However, federal initiatives, such as federal terrorism backstop legislation, also may impact the insurance industry, and federal legislation and administrative policies may significantly and adversely affect insurance companies. These policies include financial services regulation, securities regulation, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct federal regulation of insurance have been proposed. These proposals include The State Modernization and Regulatory Transparency Act, which would maintain state-based regulation of insurance, but would affect state regulation of certain aspects of the business of insurance, including rates, agent and company licensing and market conduct examinations. We cannot predict whether this or other proposals will be adopted, or what impact, if any, the proposals or, if enacted, the laws, could have on the business, financial condition or results of operations of a target business.

Competition

In identifying, evaluating and pursuing target businesses, we may encounter intense competition from other entities having a business objective similar to ours, including leveraged buyout and other private equity funds, operating businesses and other entities and individuals, both foreign and domestic, competing for business combinations in the insurance and insurance service industries. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater financial, marketing, technical, human and other resources than we do. Our ability to compete in effecting a business combination with an appropriately sized target business or businesses will be limited by our available financial resources.

This inherent competitive limitation gives others an advantage in pursuing a business combination with target businesses. Further:

•	our obligation to seek stockholder approval of our initial business combination may impede or delay the completion of a transaction;

•	our obligation to convert shares of common stock held by our stockholders into cash in certain instances may reduce the resources available to effect our initial business combination;

•	our inability to effect a business combination with a target business that does not have audited financial statements in conformity with U.S. generally accepted accounting principles may limit the prospective target businesses we may pursue; and

•	our outstanding warrants and the purchase option we granted to CRT Capital Group LLC as compensation for underwriting our initial public offering, and the future dilution they potentially represent, may not be viewed favorably by target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination, particularly against a competitor that does not need stockholder approval to complete a business combination.

If we succeed in effecting a business combination, there will in all likelihood be intense competition from competitors of the target business or businesses. The various segments of the insurance industry are subject to intense competition. This competition is based on a number of factors, including service, product features, scale, price, commission structure, financial strength, claims-paying ratings, credit ratings, business capabilities and name recognition. Target businesses may compete with a large number of other insurers, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers, for individual consumers, employers and other group customers and agents and other distributors of insurance and investment products. Some of these companies may offer a broader array of products, be regulated differently, have more competitive pricing or, with respect to other insurers, have higher claims paying ability ratings. Also, some of these companies may have greater financial resources with which to compete and a greater market share. National banks, which may sell annuity products of life insurers in some circumstances, also have pre-existing customer bases for financial services products.

Facilities

We do not own any real estate or other physical properties. Our headquarters are located at 885 Third Avenue, 31st Floor, New York, New York 10022. Under an office administration agreement between Ampton, a private advisory and investment firm, and us, Ampton furnishes us with office facilities, equipment and clerical services at the facilities in exchange for a payment of $10,000 per month. The office administration agreement may be terminated by either party without penalty upon 60 days’ prior written notice to the other party. We believe, based on our management’s experience, that our office facilities are suitable and adequate for our business as it is presently conducted.

Employees

We currently have three officers, two of whom are also members of our board of directors. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. We do not intend to have any full-time employees prior to the consummation of a business combination.

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. While we do not have a website with available filings, we will provide, at no additional charge, copies of these reports, proxy and information statements and other information upon request to our address at 885 Third Avenue, 31st Floor, New York, NY 10022, Attention: Joan Mikos or by telephone to (212) 319-9407. You may also inspect and copy these reports, proxy statements and other information, and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this report, before making a decision to invest in our securities. If any of the following risks occur, our business, financial condition and results of operations may be adversely affected.

Risks Related to an Amendment of our Amended and Restated Certificate of Incorporation

Certain requirements and restrictions contained in our amended and restated certificate of incorporation may be amended by the affirmative vote of at least 80% of our outstanding shares, which could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions.

Our amended and restated certificate of incorporation sets forth certain requirements and restrictions that will apply to us until the consummation of a business combination. Specifically, our amended and restated certificate of incorporation provides that:

•	prior to the consummation of our initial business combination, we will submit business combination proposals to our stockholders for approval;

•	we may consummate our initial business combination only if approved by a majority of our public stockholders and provided that public stockholders owning 20% or more of the shares sold in our initial public offering do not exercise their conversion rights after voting against the business combination;

•	if a business combination is approved and consummated, public stockholders who voted against the business combination and exercised their conversion rights will receive their allocable share of the amount then on deposit in the trust account, including the allocable interest thereon but net of taxes payable and amounts released to us for working capital;

•	if a business combination is not consummated or a letter of intent, an agreement in principle or a definitive agreement to consummate a business combination is not signed within the time periods specified in this report, then we will be liquidated and distribute to all of our public stockholders their allocable share of the amount then on deposit in the trust account, including any allocable interest (net of taxes payable) thereon, and any other assets that we have at that time; and

•	we may not consummate any merger, acquisition, asset purchase or similar transaction other than a business combination that meets the conditions specified in this report, including the requirement that the business combination be with one or more insurance-related businesses in which the fair market value is equal to at least 80% of our net assets at the time of our initial business combination.

Our amended and restated certificate of incorporation further provides that until the consummation of our initial business combination, the above requirements and restrictions will not be amended unless the amendment is approved by the affirmative vote of at least 80% of our outstanding shares. Under Delaware law, any amendment to our amended and restated certificate of incorporation must first be recommended to the stockholders by our board of directors. In the event that any of these provisions is approved by the requisite 80% of our common stock, those public stockholders (other than our initial stockholders) voting against the amendment will have the option to convert their shares into their pro rata share of the trust account at the time the amended and restated certificate of incorporation is amended. In connection with any vote required to approve an amendment to these provisions of our amended and restated certificate of incorporation, all of our initial stockholders, directors and officers have agreed to vote the shares of common stock then owned by them, including any shares offered by in our initial public offering or acquired following our initial public offering, in accordance with the majority of the shares voted by our public stockholders (other than our initial stockholders). Any such amendment could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions.

Stockholders who elect conversion at the time of the business combination vote may receive less than those who elected conversion at the time of a vote, if any, to amend our amended and restated certificate of incorporation.

If our stockholders approve an amendment that extends the time to complete our initial business combination, we may incur more expenses or be subject to claims of creditors in connection with the completion of a business combination. While certain of our directors and officers have agreed to be personally liable, on a joint and several basis, for ensuring that the proceeds in the trust account are not reduced by the claims of vendors for services rendered or products sold to us as well as claims of prospective target businesses for fees and expenses of third parties that we agree in writing to pay in the event we do not complete a combination with such business, these directors and officers may not be able to satisfy their obligations. If our trust account were reduced, those public stockholders who do not elect to have their shares converted at the time of the amendment vote, but elect to have their shares converted at the time of the proposed business combination vote, may receive a lower per-share conversion price than they would have received on the earlier conversion. As a result, there may be an incentive for stockholders to vote against any amendment to extend the time to complete a business combination.

Any amendment to the provisions of our amended and restated certificate of incorporation relating to the procedures for consummation of our initial business combination may result in a substantial reduction in the funds held in the trust account.

If our stockholders approve an amendment to the provisions of our amended and restated certificate of incorporation that pertain to restrictions and requirements in connection with our initial business combination, we would be obligated to convert to cash up to 20% of our outstanding shares in connection with such amendment, and up to an additional 20% of the shares issued in our initial public offering in connection with the vote on our initial business combination. If we were to amend these provisions of our amended and restated certificate of incorporation, and a substantial number of shareholders vote against the amendment and elect to convert their shares to cash, the resulting reduction in the funds remaining in the trust account may lead us to acquire a smaller business or to own a smaller percentage of the business we acquire, or to issue additional equity or debt securities in order to complete a business combination.

Risks Related to Our Business

We are a development stage company with no operating history and, accordingly, you will have an extremely limited basis upon which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operations to date other than organizational activities. Because we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to consummate a business combination with one or more insurance-related businesses. We will not generate any revenues (other than interest income on the proceeds of our initial public offering and March 2006 private placement of D&O rights held in the trust account) until, at the earliest, after the consummation of our initial business combination. We cannot assure you as to when, or if, our initial business combination will occur.

Because we have not selected the target business for a business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Because we have not yet selected the target business for a business combination, there is no basis upon which to evaluate the possible merits or risks of any particular target business’ operations, financial condition or prospects. To the extent we complete a business combination, we may be affected by numerous risks inherent in the business operations of those entities. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors or we may not have adequate time to complete due diligence.

We may not be able to consummate a business combination within the required time frame, in which case, we will be forced to liquidate.

We must complete a business combination having a fair market value equal to at least 80% of our net assets at the time of the business combination within 18 months after the consummation of our initial public offering (or within 24 months after the consummation of our initial public offering if a letter of intent, agreement in principle or a definitive agreement has been executed within 18 months after the consummation of our initial public offering, and the business combination relating thereto has not yet been consummated within such 18-month period). If we fail to consummate our initial business combination within the required time frame, we will be forced to liquidate our assets. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach this deadline.

Because of our limited resources and significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

We have encountered and expect to encounter competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience in identifying and effecting business combinations. Many of these competitors possess greater technical, human and other resources than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While there may be numerous potential target businesses with which we could effect a business combination using the net proceeds of our initial public offering and additional equity and debt financing, if available, our ability to compete in effecting a business combination with a sizable target business or businesses will be limited by our available financial resources. This inherent limitation will give others a competitive advantage in pursuing a business combination with some target businesses. Further:

•	our obligation to seek stockholder approval of a business combination will delay the consummation of any such business combination;

•	our obligation to convert shares of our common stock into cash in certain instances may reduce the resources available for an otherwise agreed business combination; and

•	our outstanding warrants and the purchase option granted to CRT Capital Group LLC and the D&O rights and warrants we issued to the directors and officers and the spouse of one of our officers, as designee, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses, particularly in connection with a prospective business combination for which our equity securities comprise a portion of the consideration.

Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. In addition, because our initial business combination may involve the contemporaneous acquisition of several insurance-related businesses and may be with different sellers, we will need to convince such sellers to agree that the purchase of their businesses is contingent upon the simultaneous closing of one or more other acquisitions.

We are partially dependent upon interest earned on the trust account to fund our search for a target company and consummation of a business combination.

We are partially dependent upon sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we need to search for a target company and consummate a business combination. While we are entitled to half of the interest earned on the trust account (net of taxes payable) (approximately $460,000 as of June 30, 2006), up to a maximum of $1,000,000, for such purpose, if interest rates were to decline substantially, we may not have sufficient funds available to complete a business combination. If we do not have sufficient proceeds available to fund our expenses, we may be forced to obtain additional financing, either from our directors and officers or from third parties. We may not be able to obtain additional financing, and our initial stockholders, directors and officers are not obligated to provide any additional financing. If we do not have sufficient proceeds and cannot find additional financing, we may be forced to liquidate prior to consummating a business combination.

Because there are numerous companies with a financial strategy similar to ours seeking to effectuate a business combination, it may be difficult for us to do so.

Since August 2003, based upon publicly available information, approximately 69 similarly structured blank check companies have completed initial public offerings. Of these companies, we estimate that only nine companies have consummated a business combination, while 25 other companies have announced they have entered into a letter of intent or a definitive agreement for a business combination, but have not consummated such business combination. Additionally, one company has agreed to dissolve and distribute its assets to shareholders. Accordingly, there are approximately 34 blank check companies with approximately $3.1 billion in trust that are seeking to carry out a business plan similar to our business plan, although not necessarily relating to the insurance or insurance services industry in North America. Furthermore, there are approximately 53 additional offerings for blank check companies seeking to raise over $4.5 billion that are still in the registration process but that have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings in the future and prior to our completion of a business combination. While some of these companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose or have a very broad definition of the industry they will target. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time period. Further, because only 34 of such companies have either consummated a business combination or entered into a letter of intent or a definitive agreement for a business combination, this may indicate that there are fewer attractive target businesses available to such entities or that many privately held target businesses are not inclined to enter into these types of transactions with publicly held blank check companies like ours. If we are unable to consummate a business combination with a target business within the prescribed time period, we will be forced to liquidate.

Our directors and officers may allocate their time to other businesses, thereby limiting the amount of time they devote to our affairs. This could impair our ability to consummate a business combination.

Our directors and officers are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full-time employees prior to the consummation of a business combination. All of our directors and officers are engaged in other business endeavors and are not obligated to contribute any specific percentage of their time to our affairs. If our directors’ and officers’ other business affairs require them to devote substantial amounts of time in excess of their current commitment levels, this could limit the amount of time they devote to our affairs and could have a negative impact on our ability to consummate a business combination.

Our directors and officers are, and may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Although we believe no conflict of interest currently exists, our directors and officers may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those we intend to conduct. Also, some of our directors are currently involved in businesses that are similar to the business activities that we intend to conduct following a business combination. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Mr. Levine, our Chairman of the Board, is a senior adviser to Ampton, a private advisory and investment firm. Mr. de Jonge, our President and one of our directors, is a managing director of Ampton and de Jonge LLC, a private advisory and investment firm. Mr. Lauricella, one of our Executive Vice Presidents and directors, serves as the managing director of FL Advisors, LLC, an advisory firm to financial services companies. Mr. Sroka, one of our directors, serves as Vice President of Ardent Acquisition Corp., a specified purpose acquisition company, and Managing Director of Corporate Solutions Group, an investment banking firm. In addition, Mr. Prentice, one of our directors, serves as a director of the board of the National Life Insurance Company of Vermont. Although Messrs. Levine and de Jonge are not aware of any fiduciary obligations they have with respect to any insurance-related companies, and while Messrs. Lauricella, Sroka and Prentice are not aware of any actual or potential conflicts of interest at this time, due to these affiliations, our directors may have obligations to present potential business opportunities to other entities as well as us, which could cause conflicts of interest. These conflicts may not be resolved in our favor.

In any event, all ongoing and future transactions between us and any of our directors, officers, initial stockholders or their respective affiliates (1) will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and (2) such transactions will require prior approval in each instance by a majority of our independent directors (to the extent we have any) or the members of our board who do not have an interest in the subject transaction, in either case who had access to legal counsel at our expense.

We may engage in a business combination with one or more target businesses that have relationships with entities that are or may become affiliated with our directors, which may raise potential conflicts of interest.

In light of the involvement of our director, Mr. Prentice, with an insurance-related company and our intent to consummate a business combination with one or more businesses in that same sector, we may decide to effect a business combination with one or more businesses affiliated with him. Although we have agreed to obtain an opinion from an independent investment banking, valuation or appraisal firm regarding the fairness to our stockholders from a financial point of view of any business combination with businesses affiliated with any director, potential conflicts of interest may still exist and, as a result, the terms of any such business combination may not be as advantageous to our public stockholders as it would be absent such conflicts of interest.

The loss of key personnel could adversely affect our ability to operate.

Our operations depend upon a relatively small group of officers and directors, and our success depends on the continued service of these individuals. We cannot assure you that these individuals will remain with us for the immediate or foreseeable future. We do not have employment contracts with, or key man insurance policies on, any of our officers or directors. The unexpected loss of the services of one or more of these executives could have a detrimental effect on us.

Our ability to effect a business combination and to operate successfully as a concern afterwards will depend upon the efforts of our key personnel, some of whom may join us following such a business combination and may be unfamiliar with the requirements of operating a public company, which may adversely affect our operations.

Our ability to effect a business combination successfully will depend upon the efforts of our directors and officers. We will depend on the diligence, skill and network of business contacts of our directors and officers. The role of our key personnel following a business combination, however, cannot presently be ascertained.

Specifically, our directors and officers are not obligated to remain with us after a business combination, and the retention of our current directors and officers may not be a term or condition in any agreement with respect to a prospective business combination. Although we expect one or more of our directors and officers to serve on our board of directors following a business combination, subject to continued election by the stockholders, some of our current directors and officers may not participate in the management of the target business on a day-to-day basis.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, and any additional managers may not have the requisite skills, knowledge or experience necessary to enhance the incumbent management. While we intend to closely scrutinize any individuals we employ after a business combination, our assessment of these individuals may not be correct, or these individuals may not elect to remain with us. These individuals may be unfamiliar with the requirements of operating a public company, as well as with U.S. securities laws, which could cause us to expend time and resources helping them to become familiar with such laws. This could be expensive and time-consuming and could lead to regulatory issues that adversely affect our operations.

We may use a significant portion of working capital in pursuing business combinations that are not consummated.

The investigation of each target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, actuaries and others. In addition, we may opt to make down payments or pay exclusivity or similar fees in connection with structuring and negotiating a business combination. If we or the owners of a target business decide not to complete a specific business combination, any costs we have incurred for such proposed business combination, potentially including down payments or exclusivity or similar fees, would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons, including events beyond our control. For instance, there is a possibility that 20% or more of our public stockholders will vote against a proposed business combination and exercise their conversion rights with respect to their shares of common stock even though a majority of our public stockholders approve the proposed business combination. Any such event would result in a loss to us of the related costs incurred, which could adversely affect subsequent attempts to locate and effect a business combination with another insurance-related business.

It is probable that we will be able to complete only one business combination initially, which may make us dependent on a single business and a limited number of products or services.

Although we may seek to effect a business combination with more than one target business, our initial business combination must be with one or more insurance-related businesses in which the fair market value is at least equal to 80% of our net assets at the time of the consummation. At the time of our initial business combination, we may not be able to effect a business combination with more than one target business because of various factors, including insufficient financing or the difficulties involved in consummating contemporaneous combinations involving more than one insurance-related company. Therefore, it is probable that we will be able to complete a business combination initially with only a single insurance-related business, which may have only a limited number of products or services. The resulting lack of diversification may:

•	result in our dependency upon the performance of a single or small number of insurance-related businesses;

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services; and

•	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

In this case, we will not be able to initially diversify our operations or benefit from the possible spreading of risks or offsetting of losses. This would place us at a disadvantage relative to other entities that may have the resources to complete several business combinations in different industries or different areas of a single industry, so as to diversify risks and offset losses. Further, the prospects for our success would then depend upon the future performance of the initial target business or businesses with which we effect a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth, if any, of the target business, which could compel us to restructure or abandon a particular business combination.

We have not yet selected a target businesses, and we cannot estimate the capital requirements for any particular business combination that we may pursue. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of target businesses or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing through the issuance of equity or debt securities or other financing arrangements. Such financing may not be available on acceptable terms or at all. If we are unable to obtain additional financing when needed to consummate a particular business combination, we could be compelled to restructure or abandon that particular business combination and seek alternative target business candidates. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth, if any, of the target business or businesses. Failure to secure additional financing could have an adverse effect on the continued development or growth of the target business or businesses. None of our directors, officers or stockholders is required to provide any financing to us in connection with, or after the consummation of, a business combination.

We may issue additional shares of our capital stock, including through the issuance of debt securities convertible into capital stock, to complete a business combination. This would reduce the percentage of equity interest of our stockholders in our company and could cause a change in control of our company.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100 million shares of common stock and one million shares of preferred stock. Immediately after our initial public offering, we had approximately 60 million authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares of common stock upon full exercise of our outstanding warrants, the warrants into which the D&O rights were convertible (“D&O warrants”) and the purchase option granted to CRT Capital Group LLC), and all of the one million shares of preferred stock available for issuance. Although we have no plans or commitments to issue any additional securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of both, including through issuances of debt securities convertible into shares of our capital stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of preferred stock, including upon conversion of any debt securities:

•	may significantly reduce your equity interest in us;

•	would likely cause a change in control if a substantial number of shares of our common stock or voting preferred stock are issued, which may adversely affect our ability to use our net operating loss carry forwards, if any, for taxation purposes and could also result in the resignation or removal of our present directors and officers; and

•	may adversely affect prevailing market prices for our common stock.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our financial condition.

Although we have no commitments to incur any debt, we may choose to incur a substantial amount of debt to finance a business combination. Any incurrence of debt by us may:

•	lead to default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations and our other expenses;

•	contain terms that cause an acceleration of our obligation to repay the debt, even if we make all principal and interest payments when due, if we breach the covenants contained in the terms of any debt documents, such as covenants that require the maintenance of certain financial ratios or reserves, and such breach is not waived or renegotiated with our lenders;

•	create an obligation to repay immediately all principal and accrued interest, if any, upon demand to the extent any debt securities are payable on demand;

•	hinder our ability to obtain additional financing, if necessary, to the extent any such debt securities contain covenants restricting our ability to obtain additional financing while such debt remains outstanding or to the extent our existing leverage discourages other potential investors;

•	by its terms prohibit or make it more difficult for us to pay dividends, if any, on our common stock;

•	require us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt, which would reduce the funds available for dividends on our common stock, working capital, capital expenditures, business combinations and other general corporate purposes;

•	limit our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limit our ability to borrow additional amounts for working capital, capital expenditures, business combinations, debt service requirements, execution of our strategy or other purposes; and

•	place us at a disadvantage compared to our competitors who have less debt.

Any of the above listed factors could adversely affect our business and results of operations. General interest rate fluctuations may have a substantial negative impact on our business combination opportunities. An increase in interest rates would make it more expensive to use debt to finance our business combination. Furthermore, if our debt bears interest at floating rates, our interest expense could increase if interest rates rise. If we do not have sufficient earnings to service any debt incurred, we could need to refinance all or part of that debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do on commercially reasonable terms, or at all.

If we are forced to liquidate before consummating a business combination, our public stockholders will receive approximately $7.65 per share, which is significantly less than the initial $8.00 initial public offering price of our units, upon distribution of the funds held in the trust account, and our outstanding warrants will expire with no value.

If we are unable to complete a business combination and are forced to liquidate our assets, the liquidation amount distributed to our public stockholders will be approximately $7.65 per share (without taking into account net interest, if any), which is significantly less than the initial $8.00 initial public offering price of our units, because we will already have incurred the expenses related to our initial public offering, our general and administrative expenses and the anticipated cost of seeking a business combination. Furthermore, the warrants will expire with no value if we liquidate before completing a business combination.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share liquidation price received by our stockholders upon liquidation would be less than approximately $7.65 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us or other liabilities. Although we will seek to have all third parties, including any vendors, prospective target businesses and other entities with whom we engage in business, enter into agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will enter into such agreements. There is also no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations or transactions with us or that they will not seek recourse against the trust account for any reason. Accordingly, the funds held in the trust account could be subject to claims that take priority over the claims of our public stockholders, and the per share liquidation price could be less than approximately $7.65, due to claims of such creditors or other entities. If we are unable to complete a business combination and are forced to liquidate, certain of our directors, former directors and officers have agreed to be personally liable, on a joint and several basis, for ensuring that the proceeds in the trust account are not reduced by the claims of vendors for services rendered or products sold to us as well as claims of prospective target businesses for fees and expenses of third parties that we agree in writing to pay in the event we do not complete a combination with such business. These obligations of Messrs. Levine, de Jonge, Lauricella and Strenger and Ms. Butler will remain in place even if the period within which to consummate a business combination is extended by an amendment to our amended and restated certificate of incorporation. However, these directors and officers may not be able to satisfy their obligations.

Our outstanding warrants, including the D&O warrants, may make it more difficult to effect a business combination.

To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of outstanding warrants, including the D&O warrants, could make our common stock a less attractive business combination currency in the eyes of a target business because such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. This factor could also discourage senior executives of the target business, or other management candidates whom we seek to hire, from staying on or joining the target business after a business combination. Accordingly, our large number of outstanding warrants may make it more difficult to effectuate a business combination using shares rather than cash or increase the cost of a target business.

Finding one or more target businesses with available audited financial statements may limit the pool of prospective candidates for a business combination.

We may not engage in a business combination with a target business if we cannot obtain audited financial statements in conformity with U.S. generally accepted accounting principles for the target business. Our directors and officers must also provide stockholders with audited financial statements, prepared in accordance with U.S. generally accepted accounting principals, of the prospective candidates as part of the proxy solicitation materials when seeking stockholders’ approval of our initial business combination. The requirement that any potential target businesses have available audited financial statements may limit the pool of target businesses available for our initial business combination.

Our directors’ and officers’ interests in consummating a business combination to obtain reimbursement for any out-of-pocket expenses incurred by them may lead to a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

Our directors and officers will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds of our initial public offering not deposited in the trust account unless we consummate a business combination. The amount of proceeds available for our expenses was based on our estimate of the funds needed to fund our operations until March 27, 2008 and to consummate a business combination. These estimates may prove to be inaccurate, especially if a portion of the available proceeds is used to make a down payment in connection with a business combination or to pay exclusivity or similar fees, or if we expend a significant portion in pursuit of a business combination that is not consummated. The financial interests of our directors and officers could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in our stockholders’ best interests.

You will not be entitled to some protections normally afforded to investors of blank check companies under federal securities laws.

Since we had net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K with the SEC upon consummation of the initial public offering, including an audited balance sheet demonstrating this fact, we believe that we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price of less than $5.00 per share, transactions in our common stock may become subject to the “penny stock” rules promulgated under the Exchange Act. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•	provide the purchaser with risk disclosure documents that identify certain risks associated with investing in “penny stocks” and that describe the market for these “penny stocks,” as well as a purchaser’s legal remedies; and

•	obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in “penny stock” can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effect customer transactions, related transaction costs will rise and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

Our directors and officers, their affiliates and/or their designees control a significant interest in us and thus may influence certain actions requiring a stockholder vote.

Our directors and officers, their affiliates and/or their designees collectively control, directly or indirectly, approximately 17.8% of our issued and outstanding shares of common stock. In addition, on the closing date of our initial public offering our directors at that time and officers and the spouse of one of our officers, as designee, purchased from us an aggregate of 1,700,000 D&O rights, which automatically converted into 2,383,957 D&O warrants on July 19, 2006. The exercise of those D&O warrants may increase such persons’ ownership in us. Although these D&O warrants will not be exercisable until the later of March 21, 2007 or the consummation of our initial business combination, exercise at that time would further increase our directors’ and officers’ effective control of our common stock. This increase could allow the initial stockholders to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after completion of our initial business combination.

Our board of directors is divided into three classes, each of which will generally serve for a term of three years, with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of our directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election, and our directors and officers, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our directors and officers will continue to exert control at least until the consummation of a business combination and may continue to exercise substantial control after a business combination due to their significant ownership.

If our initial stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock, and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders are entitled to demand in certain circumstances that we register the resale of their shares of common stock owned prior to our initial public offering and their D&O warrants and the shares of common stock underlying the D&O warrants. The holders of the majority of the shares of common stock owned prior to our initial public offering may elect to exercise these registration rights at any time after the date on which their shares of common stock are released from escrow. The holders of the majority of, collectively, the D&O warrants and the shares of common stock underlying the D&O warrants may elect to exercise their registration rights at any time after the date of the expiration of the lock-up agreement restricting the transfer of such securities, which will occur upon the later of March 22, 2007 or the consummation of our initial business combination. For more information, please see “Item 13. Certain Relationships and Related Transactions—Certain Relationships and Related Transactions—Registration Rights.”

If our initial stockholders exercise their registration rights with respect to all of their shares of common stock and D&O warrants to purchase shares of common stock, then there will be an additional 3,125,000 shares of common stock eligible for trading in the public market (and potentially another 2,383,957 shares of common stock issuable to certain of our initial stockholders upon the exercise of the D&O warrants, which certain of our directors and officers and the spouse of one of our officers, as designee, purchased concurrently with our initial public offering). The presence of these additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effect, or increase the cost of, a business combination with a target business, as the stockholders of a particular target business, or incumbent or new managers of the target business, may be discouraged from entering into a business combination or working with us or may request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock. This will be particularly relevant in the case of a prospective business combination for which our equity securities comprise a portion of the consideration.

All of our directors and officers, other than Mr. Sroka, and their affiliates and/or their designees, own shares that will not participate in liquidation distributions and the D&O warrants will expire worthless in the event of a liquidation. Consequently, such persons may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our directors and officers, other than Mr. Sroka, and their affiliates and/or their designees own stock in our company. These individuals have, with respect to shares of our common stock acquired by them prior to our initial public offering, waived their right with respect to shares of common stock that they own or control to receive distributions upon our liquidation in the event we fail to complete a business combination. Certain of our directors and officers and the spouse of one of our officers, as designee, purchased from us on the closing date of our initial public offering an aggregate of 1,700,000 D&O rights to purchase D&O warrants having an aggregate fair market value at the time of purchase of $1,700,000. In the event of a liquidation prior to our initial business combination, those shares and D&O warrants will be worthless and the $1,700,000 proceeds from the issuance and sale of the D&O rights will be included in the funds that are distributed to our public stockholders. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting target businesses and completing a business combination in a timely manner. Consequently, our management’s discretion in identifying and selecting suitable target businesses may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interests.

The American Stock Exchange (“AMEX”) may de-list our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities have been listed on the AMEX, a national securities exchange, since the consummation of our initial public offering. We cannot assure you that our securities will continue to be listed on the AMEX in the future. In addition, in connection with our initial business combination, it is likely that the AMEX may require us to file a new listing application and meet its initial listing requirements, as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the AMEX de-lists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	a determination that our common stock is a “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a more limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The failure to effectively maintain and modernize a target business’ information technology and telecommunications systems could adversely affect a target business’ competitive position.

Insurance-related businesses depend significantly on effective information technology and telecommunications systems. These businesses rely on these systems to process new and renewal business, provide customer service, make claims payments and facilitate collections and cancellations. These systems also enable insurance-related businesses to perform actuarial and other modeling functions necessary for underwriting and rate development. The failure of these systems, or the termination of a third-party software license upon which any of these systems is based, could interrupt an insurance-related business’ operations or have an impact on its ability to evaluate and write new business.

Information technology and telecommunications systems require an ongoing commitment of significant resources to maintain and enhance existing information technology and telecommunications systems and to develop new systems in order to keep pace with continuing technological change, evolving industry and regulatory standards, and changing customer preferences. Failure to maintain effective and efficient information systems could have an adverse effect on a target business’ competitive position, financial condition and results of operations.

We may effect a business combination with an entity organized under the laws of any state, province or country in North America, by which we mean any state of the United States or the District of Columbia, Canada, Mexico or elsewhere in Central America or the Caribbean, including Bermuda. Any business combination with an entity outside of the United States would expose us to the risks attendant to operating internationally, which may adversely affect our results of operations.

If our target company operates outside the United States, it will be subject to certain inherent risks, including:

•	exposure to currency fluctuations;

•	difficulties in complying with foreign laws and regulations;

•	changes in regulatory requirements;

•	difficulties in staffing and managing foreign operations; and

•	potentially adverse tax consequences.

Any of these factors could have a material adverse effect on our international operations and international expansion and, consequently, on our business, results of operations and financial condition.

If a target business is required to write down goodwill and other intangible assets, its financial condition and results would be negatively affected.

When we effect a business combination with a target business, a substantial portion of the purchase price of the business combination may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable tangible assets acquired.

SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to a business combination, requires that goodwill be tested for impairment at least annually. Intangible assets deemed to have indefinite lives are subject to impairment tests at least annually. Other intangible assets are amortized over their useful lives. If we determine that goodwill or intangible assets are impaired, we will be required to write down the value of such assets. Because goodwill and intangible assets may comprise a large percentage of a target business’ stockholders’ equity, any such write-down could have a significant negative effect on our stockholders’ equity and financial results.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended, or the 1940 Act, our activities may be restricted, including:

•	restrictions on the nature of our investments;

•	restrictions on the issuance of securities; and

•	the securities being deemed void from the date of inception of our company, each of which may make it difficult for us to consummate a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

To this end, the proceeds held in trust may only be invested by the trust agent in securities issued or guaranteed by the United States or money market funds meeting conditions of the 1940 Act. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the 1940 Act. As a result, we do not believe that our anticipated activities will subject us to the 1940 Act. If we were deemed to be subject to the 1940 Act, compliance with these additional regulatory burdens would require additional expense that we do not anticipate and for which we have not allotted any funds in our budget.

Some of our directors, including those who serve on the audit committee, may not be considered “independent” under the policies of the North American Securities Administrators Association (“NASAA”) and, therefore, may take actions or incur expenses that are not deemed to be independently approved or independently determined to be in the best interest of us or our stockholders.

Under the policies of the NASAA, an international organization devoted to investor protection, because all but one of our directors owns shares of our securities and all of our directors and officers may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations, state securities administrators could take the position that such individuals are not “independent.” If this were the case, they would generally conclude that we would not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement by us. Additionally, there is no limit on the amount of out-of-pocket expenses that our directors and officers may incur, and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction, if such reimbursement were to be challenged. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination. All but two of our directors have served as directors since the inception of our company; Mr. Prentice joined our board as of November 22, 2005 and Mr. Sroka joined our board as of September 13, 2006. Although we intend that the actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be “independent,” this may not actually be the case. If actions are taken or expenses are incurred that are actually not in our best interests, it could have an adverse effect on our business and operations and the price of our stock.

If the private placement of the D&O rights was not conducted in compliance with applicable law, the purchasers may have the right to rescind their purchases. Their rescission rights, if any, may require us to refund an aggregate $1.7 million to them, thereby reducing the amount in the trust account available to us to consummate a business combination, or, in the event we do not complete a business combination within the required time frame, the amount available to our public stockholders upon our liquidation.

Although we believe that we have conducted the private placement in accordance with applicable law, there is a risk that the D&O rights were not issued in compliance with the Securities Act and applicable blue sky laws. Although the purchasers have waived their rights, if any, to rescind their D&O right purchases as a remedy for our failure to comply with applicable law, their waivers may not be enforceable in light of the public policy underlying Federal and state securities laws. If the purchasers bring a claim against us and successfully assert rescission rights, we may be required to refund an aggregate $1.7 million with interest thereon, to them, thereby reducing the amount in the trust account available to us to consummate a business combination, or in the event we do not complete a business combination within the required time frame, the amount available to our public stockholders upon our liquidation.

Risks Related to Insurance-Related Businesses

We may not be able to obtain government and regulatory approvals in connection with a business combination in a timely manner, or at all. This delay or failure may result in additional expenditures of money and resources, jeopardize our efforts to consummate a business combination within the required time frame and force us to liquidate.

Business combinations with insurance-related businesses are generally subject to significant regulatory requirements and consents, and we will not be able to consummate a business combination with some types of insurance-related businesses without complying with applicable laws and regulations and obtaining required governmental consents. Insurance laws and regulations of all 50 states of the United States and the District of Columbia generally require that, prior to the business combination with an insurance-related business, either through the acquisition of or merger with an insurance company or a holding company of that insurance company, domiciled in that jurisdiction, the acquiring company must obtain the prior approval of the insurance commissioner of that jurisdiction. We may not be able to obtain this approval. Most other countries impose similar requirements on insurance companies and companies seeking to enter the insurance business. We may not obtain the required regulatory approvals. Any regulatory obstacles, which may include a requirement that we invest incremental equity capital to support the underwriting capacity of an insurance company that we acquire, in obtaining approval may result in additional expenditures or reduce anticipated benefits of a business combination. New or additional requirements or limitations may also be imposed, which could delay or reduce the anticipated benefits of the business combination. These delays may jeopardize or postpone completion of the business combination in the required time period and may force us to liquidate.

An insurance-related target business will be subject to extensive regulation, which may adversely affect our ability to achieve our business objectives. In addition, if a target business fails to comply with these regulations, it may be subject to penalties, including fines and suspensions, which may adversely affect the target business’ financial condition and results of operations, which would adversely affect us.

We will be subject to extensive regulation in the states and countries in which we operate. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of stockholders. These regulations generally are administered by a department of insurance or similar regulatory authority and relate, among other things, to authorization to write lines of business, capital and surplus requirements, rate and form approvals, investment and underwriting limitations, affiliate transactions, dividend limitations, changes in control, solvency and a variety of other financial and non-financial aspects of a target business. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters.

In addition, regulatory authorities have broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, where there is uncertainty as to applicability, we would expect to follow practices based on interpretations of regulations or practices that we believe, based on our management’s experience, to be consistent with the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals, or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us.

The National Association of Insurance Commissioners, or the NAIC, has adopted a system to test the adequacy of statutory capital, known as “risk-based capital.” This system establishes the minimum amount of risk-based capital necessary for an insurance company to support its insurance business operations. It identifies insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure to maintain our risk-based capital at the required levels could adversely affect the ability of our insurance-related business to maintain regulatory authority to conduct an insurance business. In order to obtain regulatory approval, we may need to demonstrate that we have invested sufficient capital to support the underwriting capacity of a target insurance-related business and to ensure that such insurance-related business has capital available to cover periodic spikes in liabilities in respect of its claims.

In addition, changes in existing statutes, regulations and regulatory policies, as well as changes in the implementation of such statutes, regulations and regulatory policies, may affect the way a target business does business, its ability to sell new policies, products or services and its claims exposure on existing policies. State insurance regulators and the NAIC continually re-examine existing laws and regulations. These examinations may result in the enactment of laws and regulations, or the issuance of interpretations of existing laws and regulations, that may adversely affect an insurance-related business. Moreover, the recent investigations of the New York State Attorney General and the SEC regarding certain practices within the insurance industry may lead to new laws or regulations or to changes in existing business practices and customs.

More restrictive laws, rules or regulations may be adopted in the future that could make compliance more difficult and/or expensive. Although the U.S. federal government generally does not directly regulate the insurance business, changes in federal legislation and administrative policies in several areas, including changes in the Gramm-Leach-Bliley Act of 1999, financial services regulation and federal taxation, could significantly harm the insurance industry and us. Specifically, recently adopted federal financial services modernization legislation addressing privacy issues, among other matters, is expected to lead to additional federal regulation of the insurance industry in the coming years, which could result in increased expenses or restrictions on a target business’ operations. In addition, the U.S. Congress and some federal agencies from time to time investigate the current condition of insurance regulation in the United States to determine whether to impose federal regulation or to allow an optional federal incorporation, similar to U.S. chartered national banks.

In response to perceived excessive cost or inadequacy of available insurance, states have also from time to time created state insurance funds and assigned risk pools, which compete directly, on a subsidized basis, with private insurance providers. Competition between a target insurance business and a state insurance fund or assigned risk pool in a state in which the target business operates could substantially affect the profitability of the target business’ operations in that state. In addition, a state fund could choose to reduce the sales or brokerage commissions applicable to a target business acting as an agent or broker potentially affecting the profitability of the target business’ operations in that state or causing it to alter its marketing focus.

A target business will face significant competitive pressures that could cause demand for its products to decrease and adversely affect its profitability.

A target business may compete with a large number of other companies in its selected lines of business. Competition in the insurance industry is based on many factors, including the perceived market strength of the insurer, pricing and other terms and conditions, the quality of services provided, the speed of claims payments, the reputation and experience of the insurer and ratings assigned by independent rating organizations, such as A.M. Best. A target business may compete with larger insurers, and many of these competitors will have greater financial and marketing resources than a given target business. The profitability of a target business could be adversely affected if it loses business to competitors offering similar or better products at or below its prices.

Industry developments may further increase competition in the insurance industry. These developments include:

•	an influx of new capital as a result of the formation of new insurers in the marketplace and the expansion of existing companies in response to better pricing or terms;

•	consolidation in the insurance industry;

•	changing marketing and sales practices caused by the Internet;

•	programs in which state-sponsored entities provide property insurance in catastrophe-prone areas; and

•	insurance or risk-linked securities, derivatives and other non-traditional risk transfer mechanisms and vehicles, which are being developed and offered by other parties, including non-insurance company entities.

New competition resulting from these and other developments could cause the supply and/or demand for insurance or reinsurance products and services to change, which could adversely affect the ability of a target business to price its products at attractive rates and thereby affect its underwriting results and earnings.

A downgrade in the claims paying and financial strength ratings of a target business may adversely impact a target business’ results of operation.

If we enter into a business combination with an insurance company, our financial strength will be monitored by regulatory authorities and private companies such as A.M. Best. Claims paying and financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies.

A.M. Best focuses on balance sheet strength (including capital adequacy and loss and loss expense reserve adequacy), operating performance and business profile. A reduction in a target business’ performance in these criteria could result in a downgrade of our A.M. Best rating. Any downgrade of this rating could cause any brokers, agents, retail brokers or insureds with whom a target business works to choose other, more highly rated competitors, thus adversely affecting its business and results of operations. A downgrade of this rating could also increase the cost or reduce the availability of reinsurance to the target company.

Changes in market interest rates or in the equity security markets may adversely affect the performance of a target business’ investments or the sales of its investment products and/or its profitability.

A target insurance business will depend on income from its investment portfolio for a significant portion of its revenues and earnings. The performance of a target business’ investment portfolio depends in part upon the level of interest rates, equity security prices, real estate values, the performance of the economy generally, the performance of the specific obligors included in the portfolio (i.e., default and credit risk) and other factors that are beyond a target business’ control. Changes in these factors may negatively affect a target business’ net investment income.

In addition, a target business may face significant liquidity risk if the maturity and the duration of its investment portfolio are not correlated with the liquidity requirements of its liabilities. To the extent that a target business is unsuccessful in correlating its investment portfolio with its expected liabilities, a target business may be forced to liquidate investments at times and prices that are not optimal, which could have an adverse effect on the performance of its investment portfolio.

If we effect a business combination with a life insurance and/or annuity company, then the target business would be exposed to the risk that changes in interest rates may reduce the “spread,” or the difference between the amounts that it is required to pay under the contracts in its general account, principally traditional whole life insurance, fixed annuities and guaranteed investment contracts, and the rate of return it is able to earn on general account investments to support obligations under the contracts. A reduction of its spread due to changes in interest rates or equity security markets may negatively affect a target life insurance and/or annuity business’ profitability.

If we become a holding company of a target business or businesses, we will be dependent on dividends and other payments from our operating subsidiaries, which may be subject to dividend restrictions not within our control.

If we consummate a business combination and become a holding company with operating subsidiaries, our principal source of funds would be cash dividends and other permitted payments from our operating subsidiaries. The domiciliary states of our insurance subsidiaries will limit the aggregate amount of dividends the subsidiaries may pay to us. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends. If our operating subsidiaries were unable to make payments to us or were able to pay only limited amounts, we may be unable to fund our operations, make interest or principal payments on indebtedness or pay dividends on our common stock, although our board of directors does not currently anticipate declaring any stockholder dividends in the foreseeable future.

If a target business is involved in the property and casualty insurance business, the cyclical nature of the business may adversely impact its financial performance as well as the market price of its securities.

If we enter into a business combination with a property and casualty insurance business, we will be subject to the cyclicality of that business. Historically, the financial performance of the property and casualty insurance industry has tended to alternate between periods of price competition and excess capacity and periods of high premium rates and shortages of underwriting capacity. Although an individual insurance company’s financial performance depends on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. Since this cyclicality is due in large part to the actions of market participants and general economic factors, we cannot predict the timing or duration of changes in the market cycle. These cyclical patterns could cause our revenues and net income, if any, to fluctuate, which could cause the price of our common stock to be volatile.

Severe natural and man-made disasters and other catastrophes may result in an increase in the number and amount of claims filed against a target business in the property and casualty sector, which may affect our earnings.

If we enter into a business combination with a property and casualty insurer or re-insurer, our business will be exposed to the risk of severe weather conditions and other natural and man-made catastrophes. Catastrophes can be caused by various events, including volatile and unpredictable natural events such as severe winter weather, tornados, windstorms, earthquakes, hailstorms, severe thunderstorms and fires, and man-made events such as pollution, explosions and terrorist attacks. The frequency and severity of events, and the losses associated with them, are inherently unpredictable and sometimes cannot be reserved for adequately.

In addition, there is a high degree of uncertainty with respect to future exposure from asbestos, environmental, medical malpractice, general liability and other long-term liability claims because of significant issues surrounding the liabilities of insurers, diverging legal interpretations and judgments in different jurisdictions and aggressive litigation, particularly in the United States. These uncertainties include the extent of coverage under insurance policies, whether or not particular claims are subject to an aggregate limit, the number of occurrences involved in particular claims and new theories of insured and insurer liability. Given uncertainties surrounding the claims, a target business’ losses, if any, may exceed its claims reserves and have an adverse effect on our earnings.

The continued threat of terrorism, the occurrence of terrorist acts and ongoing military actions could adversely affect the business, results of operations and financial condition of a target business.

The continued threat of terrorism and ongoing military actions, as well as heightened security measures in response to these threats and actions, may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. These consequences could have an adverse effect on the value of the assets in the investment portfolio of a target business. We cannot predict whether, or the extent to which, companies in which a target business invests may suffer losses as a result of financial, commercial or economic disruptions, or how any of these disruptions might affect the ability of those companies to pay interest or principal on their securities. The continued threat of terrorism also could result in increased reinsurance prices and potentially cause a target business to retain more risk than we otherwise would retain if it were able to obtain reinsurance at lower prices. In addition, the occurrence of terrorist actions could result in higher claims under a target business’ insurance policies than it anticipates.

If a target business is engaged in insurance brokerage, a reduction in insurance premium rates and commission rates may have an adverse effect on its operations and profits.

Insurance brokers typically derive a significant part of their revenues from commissions on insurance products brokered. Insurance brokers have no control over the insurance premium rates on which these commissions are based, and revenues may be adversely affected by a reduction in rates. In addition, insurance brokers’ commission revenues could also be reduced by a decrease in the commission rates that insurance carriers pay for the sale of their products. Historically, premium rates have been cyclical, varying widely based on market conditions, including the underwriting capacity of insurance carriers, earnings by insurance carriers on their investment portfolios and competition in the marketplace. Health care premiums and commissions may also be affected by a slowing economy as employers seek ways to minimize employee benefits costs and reduce the size of their workforce. A period of decreasing premium rates may reduce insurance brokers’ profitability.

If the target business’ established reserves are insufficient, its earnings may be adversely affected.

If we effect a business combination with an insurance company, in accordance with insurance industry practice and accounting and regulatory requirements, the target business will be required to establish and maintain reserves for claims and claims expenses related to any risk-bearing insurance businesses in which it engages. Reserves do not represent an exact calculation of liability, but instead represent estimates, generally using actuarial projection techniques at a given accounting date. In the case of property and casualty insurers, these reserve estimates are based on an assessment of facts and circumstances then known, a review of historical settlement patterns, development in the frequency, severity and pattern of claims between the estimated and actual amounts, judicial trends, regulatory changes and inflation and foreign currency fluctuations. In the case of life insurance and annuity companies, reserves for future benefits and claims are based on a number of factors, including mortality rates, expected claims, policy persistency, future premium amounts and rates of return on investments. Because the establishment of claims reserves is an inherently uncertain process involving estimates, ultimate losses may exceed claims reserves, which would have an adverse effect on our earnings.

A target business may be unable to attract and retain brokers, agents and other distributors, which may be detrimental to its financial condition and operating performance.

An insurance company may sell its products through one or more independent distribution channels, including general agents, brokers, wholesalers, financial institutions, financial planners, association groups, third party marketing organizations, and other independent producers and sales specialists, as well as through captive channels. Success in competing for sales through these intermediaries depends upon factors such as the amount of sales commissions and fees paid, the breadth of products offered, the strength of a target business’ brand, the marketing and services provided, an insurance carrier’s perceived stability and financial strength ratings, and the strength of relationships maintained with individuals at those firms. An insurance carrier’s inability to continue to recruit productive distributors of its products could have an adverse effect on its financial condition and operating performance.

Reinsurance and derivative instruments may not be adequate or available to protect a target business against losses, and a target business may incur losses due to the inability of its reinsurers and other loss-mitigating products to meet their obligations.

In the normal course of business, a target insurance business will seek to reduce losses that may arise from catastrophes or other events that cause unfavorable underwriting results through the acquisition of reinsurance. Under the reinsurance arrangements, other insurers assume a portion of the losses and related expenses. However, the target business may remain liable as the direct insurer on all risks reinsured. Consequently, ceded reinsurance arrangements may not eliminate the obligation to pay claims. In addition, a target business may be subject to credit risk with respect to its ability to recover amounts due from reinsurers. Even if a target business evaluates periodically the financial condition of reinsurers to minimize its exposure to significant losses from reinsurer insolvencies, its reinsurers may become financially unsound by the time their financial obligations become due and may not pay the reinsurance receivables that they owe to a target business or may not pay the receivables on a timely basis. Any inability of a reinsurer to meet its financial obligations to a target business could negatively impact a target business’ results of operations. In addition, the availability, amount and cost of reinsurance depend on general market conditions and may vary significantly. Reinsurance may not be available in the future at commercially reasonable rates, and any decrease in the amount of reinsurance will increase risk of loss.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We do not own any real estate or other physical properties. Our headquarters are located at 885 Third Avenue, 31st Floor, New York, New York 10022. Under an office administration agreement between Ampton, a private advisory and investment firm, and us, Ampton furnishes us with office facilities, equipment and clerical services at the facilities in exchange for a payment of $10,000 per month. The office administration agreement may be terminated by either party without penalty upon 60 days’ prior written notice to the other party. We believe, based on our management’s experience, that our office facilities are suitable and adequate for our business as it is presently conducted.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, which consist of one share of our common stock, par value $0.0001 per share, and one warrant to purchase one share of our common stock, trade on the American Stock Exchange under the symbol “NAO.U.” Our warrants and common stock have traded separately on the American Stock Exchange under the symbols “NAO.WS” and “NAO,” since April 3, 2006 and April 4, 2006, respectively. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00 commencing on the later of our consummation of an initial business combination or March 21, 2007. Our warrants will expire at 5:00 p.m., New York City time, on March 21, 2010, or earlier upon redemption.

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per unit, warrant and share of common stock, respectively, as reported on the AMEX. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Units(1)		Warrants(2)		Common Stock(3)
Quarter ended	High	Low	High	Low	High	Low
June 30, 2006	$8.38	$7.85	$1.05	$0.60	$7.55	$7.10

(1)	Represents the high and low sales prices from our initial public offering on March 21, 2006 through June 30, 2006.
(2)	Represents the high and low sales prices from April 3, 2006, the date that our warrants first became separately tradable, through June 30, 2006.
(3)	Represents the high and low sales prices from April 4, 2006, the date that our common stock first became separately tradable, through June 30, 2006.

Holders

As of September 18, 2006, we had 278 holders of record of our units, 197 holders of record of our common stock and 356 holders of record of our warrants.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. If, after we consummate a business combination, we become a holding company with a risk-bearing operating company subsidiary, the ability of that subsidiary to pay dividends to our stockholders, either directly or through us, may be limited by statute or regulation.

Recent Sales of Unregistered Securities

On March 21, 2006, our directors at that time and officers and the spouse of one of our officers, as designee, purchased from us an aggregate of 1,700,000 D&O rights in a private placement, at a purchase price of $1.00 per right, convertible into D&O warrants. Such D&O rights were issued pursuant to an exemption from registration contained in Section 4(2) of the Securities Act as they were sold in a transaction not involving a public offering.

The $1,700,000 proceeds from the issuance and sale of the D&O rights were placed in a trust account and are part of the liquidating distribution to our public stockholders in the event of liquidation prior to our business combination or in the event that less than 20% of our public stockholders elect to convert their shares of common stock in connection with a business combination.

The D&O rights were automatically converted into 2,383,957 D&O warrants on July 19, 2006. The conversion ratio of D&O rights into D&O warrants was calculated by dividing $1.00 by the conversion price of $0.7131 (which was the weighted average of all sale prices of the warrants as reported on the AMEX during the 20 trading days prior to the conversion date).

The D&O warrants have terms and provisions that are identical to those of the warrants sold as part of our units but will not be transferable or salable by our directors and officers and the spouse of one of our officers, as designee, until March 22, 2007 or the consummation of our initial business combination. In the event of liquidation prior to our initial business combination, the D&O warrants will expire worthless.

Holders of the D&O warrants are permitted to transfer D&O warrants in certain limited circumstances, such as by will in the event of their death. However, the transferees receiving such D&O warrants will be subject to the same sale restrictions imposed on our directors and officers and the spouse of one of our officers, as designee, who initially purchased the D&O rights from us.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant financial data for our business and should be read in conjunction with our financial statements, and the notes and schedules related thereto, which are included in this report. To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and sourcing a suitable business combination candidate.

Statement of Operations Data	Period from August 8, 2005 (inception) to June 30, 2006
Interest income	$1,345,207
General and administrative expenses	$145,990
Net income before provision for income taxes	$1,199,217
Provision for income taxes	$536,359
Net income	$662,858
Accretion of trust account relating to common stock subject to possible conversion	$(174,454)
Net income attributable to common stockholders	$488,404
Weighted average common shares outstanding subject to possible conversion	896,789
Basic and diluted net income per share subject to possible conversion	$0.19
Weighted average common shares outstanding	6,858,372
Basic and diluted net income per share	$0.07

Balance sheet data	June 30, 2006
Cash and cash equivalents	$281,677
Cash and cash equivalents in trust account	$111,291,949
Prepaid expenses	$348,570
Other assets	$2,677
Total assets	$111,924,873
Total current liabilities	$3,421,234
Common stock, subject to possible conversion, 2,874,999 shares at conversion value	$22,164,446
Total stockholders’ equity	$86,339,193
Total liabilities and stockholders’ equity	$111,924,873

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a “blank check” company organized under the laws of the State of Delaware on August 8, 2005. We were formed to effect a merger, capital stock exchange, asset acquisition, stock purchase and/or other similar transaction with one or more businesses in the insurance or insurance services industry in North America, which we refer to as a “business combination.” We have not generated revenue to date other than interest income. We are considered to be in the development stage and are subject to the risks associated with activities of development stage companies. Since our initial public offering in March 2006, we have been actively engaged in sourcing a suitable business combination candidate. We have met with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. However, we have not consummated any business combination. We have selected June 30 as our fiscal year end. Our securities trade on the American Stock Exchange.

On March 27, 2006, we consummated our initial public offering of 14,375,000 units including the over-allotment option and received gross proceeds of $115,000,000. The underwriters were paid fees of 4.5% of the gross proceeds, or $5,175,000, and have agreed to defer an additional $2,875,000 of their underwriting fees until the consummation of a business combination. Upon the closing of the offering, $109,950,000 was placed in the trust account, including $2,875,000 of deferred underwriting fees and $1,700,000 from the sale of D&O rights. The balance in the trust account including interest on June 30, 2006 was $111,291,949.

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

Net income for the period since inception on August 8, 2005 to June 30, 2006 was $662,858 and consisted of interest income of $1,345,207 earned predominantly on the trust account, offset by $536,359 of income tax expense and $145,990 of general and administrative expenses (primarily attributable to $60,000 in fees for a monthly administrative services agreement that commenced January 1, 2006 and $50,826 of insurance expense).

During each quarter commencing July 2006, half of the interest earned on the trust account (net of taxes payable) during the preceding quarter will be released to us to cover a portion of our working capital requirements up to an aggregate of $1,000,000. This interest and the net proceeds of the offering that were not deposited in the trust account will be used to pay business, legal, and accounting due diligence costs incurred in connection with prospective business combinations and to pay continuing general and administrative expenses.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of June 30, 2006, $111,291,949 of the net proceeds of our initial public offering (including interest) was held in trust for the purposes of consummating a business combination. The proceeds held in trust have been invested in a money market fund at JPMorgan Chase Bank, which invests in United States Treasury Bills, commercial paper and other money market instruments. JPMorgan Chase Bank also acts as trustee. As of June 30, 2006, the effective annualized interest rate payable on our investment was 4.88%.

We have not engaged in any hedging activities since our inception on August 8, 2005. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

North American Insurance Leaders, Inc.

New York, New York

We have audited the accompanying balance sheet of North American Insurance Leaders, Inc., a development stage company (the “Company”), as of June 30, 2006 and the related statements of operations, stockholders’ equity and cash flows for the period from August 8, 2005 (date of inception) through June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North American Insurance Leaders, Inc. as of June 30, 2006 and the results of its operations and its cash flows for the period from August 8, 2005 (date of inception) through June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
BDO Seidman, LLP New York, New York September 12, 2006

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Balance Sheet

June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$281,677
Cash and cash equivalents in Trust Account	111,291,949
Prepaid expenses	348,570
Other assets	2,677

Total assets	$111,924,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,875
Deferred underwriting fee	2,875,000
Income taxes payable	536,359

Total current liabilities	3,421,234

Common stock, subject to possible conversion, 2,874,999 shares at conversion value	$22,164,446

COMMITMENTS
STOCKHOLDERS’ EQUITY
Preferred stock—0.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	—
Common stock—0.0001 par value; 100,000,000 shares authorized; 17,968,750 issued and outstanding (which includes 2,874,999 shares subject to possible conversion)	1,797
Additional paid in capital	85,674,538
Retained earnings accumulated during the development stage	662,858

Total stockholders’ equity	86,339,193

Total liabilities and stockholders’ equity	$111,924,873

See notes to financial statements.

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Statement of Operations

August 8, 2005 (Date of Inception) through June 30, 2006
Interest income	$1,345,207
General and administrative expenses	145,990

Net income before provision for income taxes	$1,199,217
Provision for income taxes	536,359

Net income	$662,858

Accretion of Trust Fund relating to common stock subject to possible conversion	(174,454)

Net income attributable to common stockholders	$488,404

Weighted average common shares outstanding subject to possible conversion	896,789
Basic and diluted net income per share subject to possible conversion	$0.19
Weighted average common shares outstanding	6,858,372
Basic and diluted net income per share	$0.07

See notes to financial statements.

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Statement of Stockholders’ Equity

	Common Stock Shares	Amount	Additional Paid-In Capital	Retained Earnings Accumulated During the Development Stage	Total
Balance at August 8, 2005 (date of inception)	—	$—	$—	$—	$—
Issuance of common stock to initial stockholders	3,593,750	359	24,641	—	25,000
Issuance of D&O rights in private placement	—	—	1,700,000	—	1,700,000
Sale of 14,375,000 units (including the 1,875,000 units pursuant to the over- allotment option at a price of $8 per unit, net of underwriters’ discount and offering expenses)	14,375,000	1,438	106,114,343	—	106,115,781
Net proceeds subject to possible conversion of 2,874,999 shares	—	—	(21,989,992)	—	(21,989,992)
Net income for the period	—	—	—	662,858	662,858
Accretion of Trust Fund relating to common stock subject to possible conversion	—	—	(174,454)	—	(174,454)

Balance at June 30, 2006	17,968,750	$1,797	$85,674,538	$662,858	$86,339,193

See notes to financial statements.

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Statement of Cash Flows

August 8, 2005 (Date of Inception) Through June 30, 2006
Cash flows from operating activities:
Net income	$662,858
Adjustments to reconcile net income to net cash used in operating activities:
Changes in:
Interest on Trust Account	(1,341,949)
Prepaid expenses	(348,570)
Accounts payable	9,875
Income taxes payable	536,359
Other Assets	(2,677)

Net cash used in operating activities	(484,104)

Cash flows from investing activities:
Cash and cash equivalents deposited in Trust Account	($109,950,000)

Cash flows from financing activities:
Net proceeds from public offering	$108,990,783
Proceeds from notes payable to certain of the directors and officers	150,000
Repayment of notes payable to certain of the directors and officers	(150,000)
Proceeds from issuance of D&O rights in private placement	1,700,000
Proceeds from issuance of common stock to initial stockholders	25,000

Net cash provided by financing activities	110,715,783

Net increase in cash and cash equivalents	281,677
Cash and cash equivalents—beginning of period	0

Cash and cash equivalents—end of period	$281,677

Supplemental disclosures of non-cash financing activity:
Deferred underwriting fee	$2,875,000

Fair value of underwriter purchase option included in offering costs	$1,477,500

See notes to financial statements.

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Notes to Financial Statements

NOTE A—ORGANIZATION AND BUSINESS OPERATIONS

North American Insurance Leaders, Inc. (the “Company”) was incorporated in Delaware on August 8, 2005. The Company was formed to effect a merger, capital stock exchange, asset acquisition, stock purchase and/or other similar transaction with one or more businesses in the insurance or insurance services industry in North America (“Business Combination”). The Company has neither engaged in any operations nor generated revenue to date other than interest income. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected June 30th as its fiscal year end.

The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on March 21, 2006. On that date, the Company consummated a Private Placement of 1,700,000 D&O rights (the “Private Placement”) for an aggregate purchase price of $1,700,000. On March 27, 2006, the Company consummated the Public Offering (together with the over-allotment offering, the “Offering”) of 14,375,000 units (“Units”) for net proceeds of approximately $106,000,000 (net of deferred underwriting fees).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering of Units, although the Company intends to apply substantially all of the net proceeds of the Offering toward consummating a Business Combination with one or more insurance-related businesses. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering and the Private Placement, $109,950,000 (including $2,875,000 of underwriting fees which have been deferred by the underwriters as described in Note C) was placed in a trust account (the “Trust Account”) and invested in money market funds or accounts meeting conditions of the Investment Company Act of 1940 and/or securities principally issued or guaranteed by the U.S. government until the earlier of (1) the consummation of the Company’s first Business Combination or (2) the distribution of the Trust Account as described below. The balance in the Trust Account including interest on June 30, 2006 was $111,291,949. In each quarter commencing July 2006, half of the interest earned during the preceding quarter on the amounts held in the Trust Account (net of taxes payable) will be released to the Company to cover a portion of its working capital requirements up to an aggregate of $1,000,000. This interest and the proceeds of the Offering that were not deposited in the Trust Account may be used to pay for business, legal, and accounting due diligence costs incurred in connection with prospective Business Combinations and continuing general and administrative expenses. The Company will seek stockholder approval before it effects an initial Business Combination, even if the nature of the Business Combination would not ordinarily require stockholder approval under applicable state law. The Company will proceed with such a Business Combination only if a majority of the shares of common stock voted by the public stockholders of the Company (the “Public Stockholders”) are voted in favor of the Business Combination and Public Stockholders owning less than 20% of the shares sold in the Offering both vote against the Business Combination and exercise their conversion rights as described below. In no event will the pre-Public Offering stockholders of the Company (the “Initial Stockholders”) be considered Public Stockholders for purposes of voting for or against a Business Combination. Public Stockholders who convert their stock into an allocable share of the Trust Account will still have the right to exercise the warrants that they receive as part of the Units. In the event that Public Stockholders owning 20% or more of the stock sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of such a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Initial Stockholders. In this respect, $22,164,446 (including accretion of $174,454) has been classified as common stock subject to possible conversion at June 30, 2006. Voting against the initial Business Combination alone will not result in an election to exercise a

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Notes to Financial Statements

stockholder’s conversion rights. A stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combination is voted upon by the stockholders. All of the Company’s Initial Stockholders, including all of the directors at the time of the Offering and officers of the Company, have agreed to vote all of the shares of common stock held by them in accordance with the vote of the majority in interest of all other stockholders of the Company, other than the Initial Stockholders, with respect to any initial Business Combination.

In the event that the Company does not consummate a Business Combination within 18 months after the completion of the Offering, or 24 months after the completion of the Offering if certain extension criteria have been satisfied, the proceeds then on deposit in the Trust Account will be distributed to the Company’s Public Stockholders, excluding Initial Stockholders, to the extent of their initial stock holdings. In the event of the distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants included in the Units offered in the Offering as discussed in Note C).

On March 15, 2006, the Company effected a two-for-three reverse stock split. Following this reverse stock split, there were 3,125,000 shares of common stock outstanding. Immediately after the reverse stock split, the Company issued a stock dividend of 468,750 shares of common stock in order to ensure that, after the Offering, regardless of whether the underwriters exercised their over-allotment option in part or in full, the Company’s Initial Stockholders would maintain control over 20% of the Company’s outstanding shares of common stock after consummation of the Offering. Following this stock dividend and immediately prior to the Offering, there were 3,593,750 shares of common stock outstanding. All references in the accompanying financial statements to the number of shares of common stock and net income per share have been retroactively restated to reflect the reverse stock split and the stock dividend.

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Notes to Financial Statements

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

[2] Net income per common share:

Basic net income per share is calculated by dividing net income attributable to (1) common stockholders and (2) common stockholders subject to possible conversion by their weighted average number of common shares outstanding during the period. Calculation of the weighted average common shares outstanding during the period is comprised of 3,125,000 initial shares outstanding throughout the period from August 8, 2005 to June 30, 2006 and an additional 14,843,750 shares (including 2,874,999 subject to possible conversion) outstanding after the effective date of the Offering in March 2006. No effect has been given to potential issuances of common stock from warrants or the underwriter option in the diluted computation, as the effect would not be dilutive.

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

[4] Income taxes:

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. There were no deferred taxes as of June 30, 2006.

[5] Recently issued accounting standards:

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE C—OFFERING

In the Offering, the Company sold 14,375,000 Units. The underwriters were paid fees equal to 4.5% of the gross proceeds of the Offering, or $5,175,000, and have agreed to defer an additional $2,875,000 (the “Deferred Fees”) of their underwriting fees until the consummation of a Business Combination. Each Unit consists of one share of the Company’s common stock, par value $0.0001 per share, and one warrant exercisable to purchase one share of common stock (“Warrant”). Upon consummation of a Business Combination, the Company will pay such Deferred Fees out of the proceeds of the Offering held in the Trust Account. The underwriters will not be entitled to any interest accrued on the Deferred Fees. The underwriters have agreed to forfeit any rights to, or claims against, such proceeds if the Company does not successfully complete a Business Combination. Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (a) March 21, 2007 or (b) the completion of a Business Combination, and will expire on March 21, 2010, or earlier upon redemption. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30-trading day period ending on

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Notes to Financial Statements

the third business day prior to the date on which notice of redemption is given. The D&O warrants referenced in Note D—Commitments have identical rights to those of the Warrants but will not be transferable or salable by the Company’s directors and officers and the spouse of one of the Company’s officers, as designee, until the later of March 21, 2007 or the consummation of a Business Combination.

The Company sold to CRT Capital Group LLC, for $100, an option to purchase up to a total of 750,000 units, consisting of one share of common stock and one warrant, at $8.80 per unit, commencing on the later of the consummation of the Business Combination and one year after the date of the final prospectus for the Offering and expiring four years after the date of the final prospectus. The warrants underlying the units have terms that are identical to those issued in the Offering, with the exception of the exercise price, which is set at $7.50 per warrant. The purchase option also contains a cashless exercise feature that allows the holder or holders of the purchase option to receive units on a net exercise basis. In addition, the purchase option provides for registration rights that permit the holder or holders of the purchase option to demand that a registration statement be filed with respect to all or any part of the securities underlying the purchase option within five years of the completion of the Offering. Further, the holder or holders of the purchase option are entitled to piggy-back registration rights in the event the Company undertakes a subsequent registered offering within seven years of the completion of the Offering. Warrants issued and outstanding as a result of the exercise of the purchase option will be subject to the Company’s right of redemption.

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

NOTE D—COMMITMENTS

The Company presently occupies office space provided by an affiliate of several of its directors. Pursuant to an office administration agreement, the affiliate has furnished the Company with office facilities, equipment and clerical services at the facilities for $10,000 per month commencing on January 1, 2006. An amount of $60,000 has been included in general and administrative expenses for the period ended June 30, 2006 for such services. The office administration agreement may be terminated by either party without penalty upon 30 days’ written notice to the other party.

The Company’s directors at the time of the Offering and officers and the spouse of one of the Company’s officers, as designee, purchased from the Company on the closing date of the Offering an aggregate of 1,700,000 rights (“D&O rights”) in a Private Placement, at a purchase price of $1.00 per right, convertible into warrants (“D&O warrants”). The $1.7 million proceeds from the issuance and sale of the D&O rights were placed in the Trust Account and are part of the liquidating distribution to the Company’s Public Stockholders in the event of liquidation prior to the Company’s Business Combination or in the event that less than 20% of the Company’s Public Stockholders elect to convert their shares of common stock in connection with a Business Combination.

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Notes to Financial Statements

The D&O rights automatically converted into 2,383,957 D&O warrants on the 120th day following the effective date of the Offering, July 19, 2006. The conversion ratio of D&O rights into D&O warrants was calculated by dividing $1.00 by the conversion price of $0.7131. The conversion price was equal to the weighted average of all sale prices of the warrants as reported on the AMEX during the 20 trading days prior to the conversion date.

The D&O warrants have terms and provisions that are identical to those of the warrants sold as part of the units in the Offering but will not be transferable or salable by the Company’s directors and officers and the spouse of one of the Company’s officers, as designee, until the later of March 22, 2007 or the consummation of the initial Business Combination. In the event of liquidation prior to the Company’s Business Combination, the D&O warrants will expire worthless.

Holders of the D&O warrants are permitted to transfer D&O warrants in certain limited circumstances, such as by will in the event of their death. However, the transferees receiving such D&O warrants will be subject to the same sale restrictions imposed on the Company’s directors and officers and the spouse of one of the Company’s officers, as designee, who initially purchased the D&O rights from the Company.

NOTE E—PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.

NOTE F—COMMON STOCK

At June 30, 2006, 18,258,957 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

NOTE G—INCOME TAXES

Provision for Income Taxes

Provision for current income taxes consists of:

	Federal	State	Total Current
Period from August 8, 2005 (inception) to June 30, 2006	$334,171	$202,188	$536,359

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic filings with the SEC under the Exchange Act, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. Management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of June 30, 2006. Based upon that evaluation, management has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. During our fiscal quarter ended June 30, 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Scott A. Levine	57	Chairman of the Board
William R. de Jonge	49	President and Director
Paula S. Butler	56	Executive Vice President
Francis E. Lauricella, Jr.	52	Executive Vice President and Director
Robert Sroka	57	Director
E. Miles Prentice, III	64	Director

Scott A. Levine has served as the Chairman of the Board since our inception. Since January 2005, Mr. Levine has served as a senior advisor to Ampton, a private advisory and investment firm. Before joining Ampton, Mr. Levine served as a managing director and the chief operating officer of Integrated Finance Limited, a financial advisory firm, from January 2003 to January 2005. Prior to joining Integrated Finance, he served as chief operating officer at Violy, Byorum & Partners, an investment banking firm, from December 2001 to January 2003, and as a senior vice president at American International Group (AIG) from April 2001 to December 2001. From March 1996 to April 2001, Mr. Levine was the chief executive officer of Zurich Centre Group. Mr. Levine also spent 14 years, from 1982 to 1996, at J.P. Morgan, where he served in numerous capacities, including head of the financial analysis department, the mergers and acquisitions group and the strategic planning group. He worked as a tax lawyer at Davis Polk & Wardwell from 1974 to 1982. Mr. Levine has previously served as director on the boards of Zurich Centre Group, Exel Insurance Company, Centre Reinsurance Company and SCUUL Insurance Company. Mr. Levine received his LL.M. (Master of Laws) in Taxation from the New York University Law School, a J.D. from the University of Chicago Law School and a B.A. from Harvard College.

William R. de Jonge has served as our President and a director since our inception. Mr. de Jonge currently is and has been a managing director of Ampton since February 2004 and managing director and the managing member of de Jonge LLC since December 2001. Mr. de Jonge was a managing director of CRT Capital Group LLC, the representative of the underwriters of our initial public offering, from January 2002 to January 2004. Mr. de Jonge worked at J.P. Morgan or its affiliates from 1982 to November 2001, where he held several positions, including, most recently, managing director in that firm’s mergers and acquisitions department. Mr. de Jonge holds an M.B.A. from the Yale School of Management and graduated from Wesleyan University with a B.A.

Paula S. Butler has served as our Executive Vice President since our inception. Ms. Butler briefly served as our interim director but has since resigned effective November 25, 2005. Since October 2000, Ms. Butler has been a private investor based in Boston. From March to October 2000, she was the chief financial officer of Simplayer Ltd., a technology company listed on the Nasdaq. From 1991 to 1997, Ms. Butler worked at J.P. Morgan as a vice president of investment banking, covering insurance companies. Ms. Butler served as president of Centre Reinsurance Company Limited in New York and as vice president and head of marketing for Centre Reinsurance Company in Bermuda from January 1988 to December 1989. Ms. Butler started her career at Chemical Bank in 1972, where she ended her tenure as a vice president and head of the insurance group in 1987. Ms. Butler attended the New York University Graduate School of Business Administration and graduated with a B.A. from Manhattanville College.

Francis E. (Hank) Lauricella, Jr. has served as our Executive Vice President and a director since our inception. Mr. Lauricella has served as managing director of FL Advisors, LLC, an advisory firm to financial services companies, since December 2002. From June 2001 to December 2002, he was a managing director of Cochran, Caronia & Co., an investment banking firm focused on the insurance industry. From July 2004 to August 2006, Mr. Lauricella was a director of Arrowhead General Insurance Agency, a California-based general agency and insurance program manager. From February 2005 through August 2006, he was a director of Cypress Point-Arrowhead General Insurance Agency, Inc. (an affiliate of Arrowhead General Insurance Agency), a general agency focused on California workers’ compensation insurance. Mr. Lauricella joined J.P. Morgan in 1984 and held a variety of positions at that firm through 1998, most recently as a vice president in the financial institutions group. From 1987 to 1991, he was a senior life insurance industry analyst at J.P. Morgan. Mr. Lauricella received his M.B.A. from Yale School of Management, his M.A. from Stanford University and his B.A. from Harvard College. He is also a chartered financial analyst.

Robert Sroka has served as one of our directors since September 13, 2006. Mr. Sroka has served as Vice President of Ardent Acquisition Corp., a specified purpose acquisition company, since November 2004. He has served as Managing Director of Corporate Solutions Group, an investment banking firm, since December 2003. From 1998 to 2005, he served as Managing Partner of Lighthouse Partners, a private investment and business consulting company. Mr. Sroka served as Managing Director of Investment Banking-Mergers and Acquisitions for J.P. Morgan from 1994 to 1998. Prior to 1994, he served in a variety of senior executive positions with J.P. Morgan, including Vice President-Investment Banking and Vice President-Corporate Finance. Mr. Sroka has served as a director of Sypris Solutions Inc. since 1997 and is a member of the Audit and Finance Committee and the Compensation Committee. He also served as non-executive chairman of the board of Avado Brands, Inc., an operator of restaurants from November 2003 to May 2005. On February 4, 2004, Avado Brands, Inc. filed a voluntary petition under the federal bankruptcy laws. Mr. Sroka received a B.A. (cum laude) from the State University of New York at Buffalo and an M.A. (with honors) and an M.B.A. (with distinction) from New York University.

E. Miles Prentice, III has served as one of our directors since November 22, 2005. Since June 1997, Mr. Prentice has been a partner at the law firm of Eaton and Van Winkle. Mr. Prentice was also a partner at the law firms of Bryan Cave LLP from 1996 to 1997, Piper & Marbury LLP from 1993 to 1996, Brown & Wood from 1984 to 1993 and Windels, Marx, Davies & Ives from 1980 to 1984. He started his legal career at the law firm of White & Case LLP in New York in 1973. Mr. Prentice has previously served as a director on the board of IDS Life Insurance Company and currently serves on the board of the National Life Insurance Company of Vermont. Mr. Prentice graduated from the University of Michigan Law School with a J.D. and Washington and Jefferson College with a B.A.

Number and Terms of Directors

The term of office of the first class of directors, consisting of Messrs. Sroka and Prentice, will expire at our first annual meeting of stockholders in 2006. The term of office of the second class of directors, consisting of Messrs. de Jonge and Lauricella, will expire at the second annual meeting in 2007. The term of office of the third class of directors, consisting of Mr. Levine, will expire at the third annual meeting in 2008. All but two of our directors have served as directors since the inception of our company; Mr. Prentice joined our board as of November 22, 2005 and Mr. Sroka joined our board as of September 13, 2006.

Our directors play a key role in identifying and evaluating prospective target business candidates, selecting the target business, and structuring, negotiating and consummating the initial business combination. Other than Mr. Sroka, who has served as Vice President of Ardent Acquisition Corp., a specified purpose acquisition company, since November 2004, none of our directors has been a principal of or affiliated with a public company or blank check company that has executed a business plan similar to our business plan, and none of our management is currently affiliated with such an entity.

Director Independence

A majority of the directors on our board are independent directors. By “independent director,” we mean a person other than an officer or an employee of ours or any other individual having a relationship, which, in the opinion of our board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors, in the exercise of its reasonable business judgment, has determined that each of Messrs. Levine, Prentice and Sroka is “independent” under applicable AMEX and SEC rules and regulations. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

As provided in our by-laws, any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent directors and our directors who do not have a pecuniary interest in the transaction, in either case who had access, at our expense, to attorneys or independent legal counsel. Whether or not independent, our directors will be our fiduciaries and, as such, must exercise discretion over future transactions consistent with their responsibilities as fiduciaries. Moreover, we intend to obtain estimates from unaffiliated third parties for similar goods or services, taking into account, in addition to price, the quality of the goods or services to be provided by such third parties to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from unaffiliated third parties.

Committees of the Board of Directors

Our board of directors has established the following standing committees: audit and nominating and corporate governance.

Audit Committee

Our board of directors has an audit committee, which reports to the board of directors. The audit committee consists of Mr. Levine, as chairman, and Messrs. Prentice and Sroka. The audit committee is responsible for approving our independent accountants, reviewing with our independent accountants the plans and results of the audit engagement, approving professional services provided by our independent accountants, reviewing the independence of our independent accountants and reviewing the adequacy of our internal accounting controls.

Each of the members of the audit committee is “financially literate,” meaning that they are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, the audit committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Levine satisfies the definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under the SEC’s rules and regulations.

Nominating and Corporate Governance Committee

The members of the nominating and corporate governance committee are Messrs. Levine and Prentice. Mr. Levine serves as chairman of the nominating and corporate governance committee. The nominating and corporate governance committee is responsible for selecting, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on the board or a committee of the board, developing and recommending to the board a set of corporate governance principles and overseeing the evaluation of the board and our management.

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated should be actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure, be familiar with the requirements of a publicly traded company, be familiar with industries relevant to our business endeavors, be willing to devote significant time to the oversight duties of the board of directors of a public company, and be able to promote a diversity of views based on the person’s education, experience and professional employment. The nominating committee evaluates each individual in the context of the board as a whole, with the objective of recommending a group of persons that can best implement our business plan, perpetuate our business and represent stockholder interests. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

The Company expects either to establish a compensation committee composed entirely of independent directors or to have a majority of the independent directors make compensation-related determinations. After the consummation of the Company’s initial business combination, the Company expects to pay reasonable and customary directors fees, including reimbursement of expenses for attorney meetings and supplemental fees for committee participation. To the extent the Company’s current officers continue to be involved in management of the Company’s business, they will be entitled to receive such compensation as the board of directors may approve.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and 10% stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the fiscal year ended June 30, 2006, all 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met in a timely manner.

Code of Ethics

Our board of directors has adopted a code of ethics, which establishes standards of ethical conduct applicable to all our directors, officers and employees. This code of ethics addresses conflicts of interest, compliance with disclosure controls and procedures and internal control over financial reporting, corporate opportunities and confidentiality requirements. The audit committee is responsible for applying and interpreting our code of ethics in situations where questions are presented to it.

Our code of ethics may be viewed and copied at the SEC’s Public Reference Room in Washington, D.C. Information about the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Our code of ethics also may be available on the SEC’s website, http://www.sec.gov, or be obtained, after paying a duplicating fee, by electronic request to publicinfo@sec.gov, or by writing to: SEC’s Public Reference Room, 100 F Street, NE, Washington, D.C. 20549.

We undertake to provide without charge to any person, upon written or verbal request of such person, a copy of the our code of ethics. Requests for a copy should be directed in writing to North American Insurance Leaders, Inc., 885 Third Avenue, 31st Floor, New York, New York, Attention: Joan Mikos or by telephone to (212) 319-9407.

Promoters

We consider all of our directors and officers, except Messrs. Prentice and Sroka, to be our promoters as the term is defined within the rules promulgated by the SEC under the Securities Act.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

No executive officer has received any cash compensation for services rendered. No compensation of any kind, including finder’s or consulting fees, will be paid to any of our directors, officers, initial stockholders or any entity of which they are an officer, director or principal stockholder, for services rendered prior to or in connection with the initial business combination. However, these individuals will receive reimbursement for any out-of-pocket expenses they incur in connection with activities undertaken on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. Our board of directors, which includes persons who may themselves seek reimbursement, will solely review all claims for reimbursement. However, a court of competent jurisdiction will review those claims if the reimbursement is challenged. There is no limit on the amount of these out-of-pocket expenses.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 18, 2006, by each person who is known by us to own beneficially more than 5% of the outstanding shares of common stock.

Name of Beneficial Owner(1)	Amount of Beneficial Ownership	Percent of Class(2)
5% Stockholders
Fir Tree, L.L.C.(3) 535 Fifth Avenue, 31st Floor New York, New York 10017	1,997,000	11.1%

Amaranth LLC(4) c/o Amaranth Advisors L.L.C. One American Lane Greenwich, Connecticut 06831	1,470,000	8.2%

Azimuth Opportunity, Ltd.(5) c/o WSmiths Finance Nemours Chambers, P.O. Box 3170 Road Town, Tortola British Virgin Islands	900,700	5.0%

(1)	Except as set forth in the footnotes to this table, the persons named in the table above have sole voting and dispositive power with respect to all shares shown as beneficially owned by them.
(2)	Amount and applicable percentage of ownership is based on 17,968,750 shares of our common stock outstanding on September 18, 2006.
(3)	Share information based solely on information contained in a Form 3, dated March 23, 2006, filed with the SEC, and on information contained in a Schedule 13G, dated March 28, 2006, filed with the SEC. The Form 3 indicates that (i) Fir Tree, L.L.C., the general partner of Fir Tree Value Master Fund, LP (“Fir Tree Value”), (ii) Camellia Partners, LLC, the general partner of Fir Tree Recovery Master Fund, LP (“Fir Tree Recovery”), and (iii) Fir Tree, Inc., the investment manager of both Fir Tree Value and Fir Tree Recovery, hold indirectly our common stock through the accounts of Fir Tree Recovery and Sapling LLC, of which Fir Tree Value is the sole member; Jeffrey Tannenbaum, the principal of Fir Tree, L.L.C., Camellia Partners, LLC and Fir Tree, Inc., and Andrew Fredman, another principal of Camellia Partners, LLC, at the time of purchase, controlled the disposition and voting of the common stock. Fir Tree, L.L.C. receives a performance-based allocation and Fir Tree, Inc. receives an asset-based fee from Fir Tree Value and its affiliates. Camellia Partners, LLC receives a performance-based allocation and Fir Tree, Inc. receives an asset-based fee from Fir Tree Recovery and its affiliates. The Schedule 13G indicates that (i) Sapling, LLC beneficially owns 1,392,708 shares of our common stock and shares voting and dispositive power with respect to the reported shares and (ii) Fir Tree Recovery beneficially owns 604,292 shares of our common stock and shares voting and dispositive power with respect to the reported shares.
(4)

Share information based solely on information contained in a Schedule 13G, dated April 3, 2006, filed with the SEC. This Schedule 13G indicates that Amaranth LLC (“Amaranth”), Amaranth Global Equities Master

Fund Limited (“Global”), Amaranth Advisors L.L.C. and Nicholas M. Maounis beneficially own 1,470,000 shares of our common stock as a group and share voting and dispositive power with respect to the reported shares. Amaranth Advisors L.L.C. is the trading advisor for each of Amaranth and Global and has been granted investment discretion over portfolio investments, including the common stock, held by each of them. Mr. Maounis is the managing member of Amaranth Advisors L.L.C. and may, by virtue of his position as managing member, be deemed to have power to direct the vote and disposition of the common stock held for each of Amaranth and Global.

(5)	Share information based solely on information contained in a Schedule 13G, dated July 21, 2006, filed with the SEC.

The following table sets forth certain information regarding beneficial ownership of our common stock and warrants as of September 18, 2006, by (i) each of our executive officers for the fiscal year ended June 30, 2006, (ii) each of our directors, and (iii) all directors and executive officers as a group. Our warrants become exercisable on the later of the completion of our initial business combination or March 21, 2007. These warrants expire on March 21, 2010, or earlier upon redemption.

Name of Beneficial Owner(1)	Amount of Beneficial Ownership of Common Stock		Percent of Class(2)	Amount of Beneficial Ownership of Warrants		Percent of Class(3)
Executive Officers
William R. de Jonge	842,064	(4)	4.7%	541,918		3.2%
Paula S. Butler	842,064	(5)	4.7%	541,918	(6)	3.2%
Francis E. Lauricella, Jr.	842,063	(7)	4.7%	541,918		3.2%

Directors
Scott A. Levine	662,901	(8)	3.7%	426,617		2.5%
E. Miles Prentice, III	10,503	(9)	*	70,116		*
Robert Sroka	0	(10)	*	0		*

All executive officers and directors as a group	3,199,595		17.8%	2,122,487		12.7%

*	Less than 1%.
(1)	Except as set forth in the footnotes to this table, the persons named in the table above have sole voting and dispositive power with respect to all shares shown as beneficially owned by them.
(2)	Amount and applicable percentage of ownership is based on 17,968,750 shares of our common stock outstanding on September 18, 2006.
(3)	Amount and applicable percentage of ownership is based on 16,758,957 of our warrants outstanding on September 18, 2006.
(4)	Mr. de Jonge disclaims all beneficial ownership in 168,906 of the reported shares, which shares are held by a trust, for which a third party acts as trustee, created for the benefit of Mr. de Jonge’s child. The mailing address of Mr. de Jonge is 885 Third Avenue, 31st Floor, New York, New York 10022.
(5)	Ms. Butler disclaims all beneficial ownership in 172,500 of the reported shares, 57,500 of which are held by one of Ms. Butler’s daughters, 57,500 of which are held by the other of Ms. Butler’s daughters, and 57,500 of which are held by Ms. Butler’s son. The mailing address of Ms. Butler is 83 Chestnut Street, Boston, Massachusetts 02108.
(6)	Ms. Butler disclaims all beneficial ownership in 175,291 of the reported warrants, which are held by Ms. Butler’s spouse.
(7)	Mr. Lauricella disclaims all beneficial ownership in 172,500 of the reported shares, 57,500 of which are held by a trust, for which Mr. Lauricella’s sister acts as trustee, created for the benefit of one of Mr. Lauricella’s sons, 57,500 of which are held by a trust, for which Mr. Lauricella’s sister acts as trustee, created for the benefit of Mr. Lauricella’s daughter, and 57,500 of which are held by a trust, for which Mr. Lauricella’s sister acts as trustee, created for the benefit of Mr. Lauricella’s other son. The mailing address of Mr. Lauricella is 475 Gate Five Road, Suite 320, Sausalito, California 94965.

(8)	Mr. Levine disclaims all beneficial ownership in the reported shares, which shares are held by trusts (three trusts holding 165,725 shares each and one trust holding 165,726 shares), for which third parties act as trustee, created for the benefit of Mr. Levine’s children. The mailing address of Mr. Levine is 885 Third Avenue, 31st Floor, New York, New York 10022.
(9)	The mailing address of Mr. Prentice is c/o Eaton & Van Winkle LLP, 3 Park Avenue, 16th Floor, New York, New York 10016.
(10)	The mailing address of Mr. Sroka is 885 Third Avenue, 31st Floor, New York, New York 10022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

D&O Rights

On March 21, 2006, our directors at that time and officers and the spouse of one of our officers, as designee, purchased from us an aggregate of 1,700,000 D&O rights in a private placement, at a purchase price of $1.00 per right, convertible into D&O warrants. Such D&O rights were issued pursuant to an exemption from registration contained in Section 4(2) of the Securities Act as they were sold in a transaction not involving a public offering.

The $1,700,000 proceeds from the issuance and sale of the D&O rights were placed in a trust account and is part of the liquidating distribution to our public stockholders in the event of liquidation prior to our business combination or in the event that less than 20% of our public stockholders elect to convert their shares of common stock in connection with a business combination.

The D&O rights were automatically converted into 2,383,957 D&O warrants on July 19, 2006. The conversion ratio of D&O rights into D&O warrants was calculated by dividing $1.00 by the conversion price of $0.7131 (which was the weighted average of all sale prices of the warrants as reported on the AMEX during the 20 trading days prior to the conversion date).

The D&O warrants have terms and provisions that are identical to those of the warrants sold as part of our units but will not be transferable or salable by our directors and officers and the spouse of one of our officers, as designee, until March 22, 2007 or the consummation of our initial business combination. In the event of liquidation prior to our initial business combination, the D&O warrants will expire worthless.

Holders of the D&O warrants are permitted to transfer D&O warrants in certain limited circumstances, such as by will in the event of their death. However, the transferees receiving such D&O warrants will be subject to the same sale restrictions imposed on our directors and officers and the spouse of one of our officers, as designee, who initially purchased the D&O rights from us.

Loans

Messrs. Levine, de Jonge, Lauricella and Strenger and Ms. Butler loaned a total of $150,000 to us for the payment of expenses relating to our initial public offering as follows:

Name	Amount of Loan
Scott A. Levine	$27,750
William R. de Jonge	35,250
Paula S. Butler	35,250
Francis E. Lauricella, Jr.	35,250
Laurence N. Strenger	16,500
Total	$150,000

These loans bore no interest and were repaid upon the completion of our initial public offering out of the proceeds of the initial public offering used to pay offering expenses.

Registration Rights

The holders of the majority of our outstanding shares prior to our initial public offering will be entitled to make up to two demands that we register their shares pursuant to an agreement that we executed on March 21, 2006. The holders of the majority of these shares can elect to exercise these registration rights at any time after the date on which their shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which their shares of common stock are released from escrow. We have agreed to bear the expenses incurred in connection with the filing of any of these registration statements.

Administrative Services

Under an office administration agreement between Ampton, a private advisory and investment firm, and us, Ampton furnishes us with office facilities, equipment and clerical services at the facilities in exchange for a payment of $10,000 per month. During the fiscal year ended June 30, 2006, we paid $60,000 in fees pursuant to this office administration agreement as this agreement commenced January 1, 2006. The office administration agreement may be terminated by either party without penalty upon 60 days’ prior written notice to the other party. Mr. Levine, our Chairman of the Board, is a senior adviser to Ampton. Mr. de Jonge, our President and director, is a managing director of Ampton.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

•	Our directors and officers are not required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

•	In the course of their other business activities, our directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	In light of the involvement of our director, Mr. Prentice, with an insurance-related company and our intent to consummate a business combination with one or more businesses in that same sector, although we currently have no plans to do so, we may decide to effect a business combination with one or more businesses affiliated with him. Although we have agreed to obtain an opinion from an independent investment banking, valuation or appraisal firm regarding the fairness to our stockholders from a financial point of view of any business combination with businesses affiliated with any director, initial stockholder or their affiliates, potential conflicts of interest may still exist and, as a result, the terms of any business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

•	Mr. Lauricella currently serves as the managing director of FL Advisors, LLC, an advisory firm to financial services companies, and, until August 2006, Mr. Lauricella served as a director of Arrowhead General Insurance Agency and its affiliate, Cypress Point—Arrowhead General Insurance Agency, Inc. Mr. Lauricella may have fiduciary obligations as a director or former director to these entities that were established prior to his fiduciary relationship with us, which may cause a conflict of interest. Neither Mr. Lauricella nor we are aware of any such conflict of interest at this time. In a situation where a conflict of interest is likely to arise, Mr. Lauricella would disclose the existence of the potential conflict as soon as practicable, and we would seek to resolve the conflict in such a way as to minimize any harm to us, which would, if the conflict relates to a proposed transaction, likely include the recusal of Mr. Lauricella from consideration of such transaction, and could include his resignation as one of our directors.

•	Mr. Prentice currently serves as a director of National Life Insurance Company of Vermont. Mr. Prentice may have fiduciary obligations as a director to this entity that were established prior to his fiduciary relationship with us, which may cause a conflict of interest. Neither Mr. Prentice nor we are aware of any such conflict of interest at this time. We believe that a conflict is most likely to arise if we decided to bid for a potential target business in which National Life Insurance Company of Vermont had an interest. In such a situation, Mr. Prentice would disclose the existence of a potential conflict as soon as practicable, and we would seek to resolve the conflict in such a way as to minimize any harm to us, which would likely include the recusal of Mr. Prentice from consideration of such transaction, and could include his resignation as one of our directors.

•	Although we believe no conflict of interest currently exists, two of our other directors currently may have certain obligations to investors in certain businesses in which these directors are involved, the fulfillment of which might not be in the best interests of our company or our stockholders. Mr. Levine, our Chairman of the Board, is a senior adviser to Ampton, a private advisory and investment firm. Mr. de Jonge, our President and director, is a managing director of Ampton and de Jonge LLC, a private advisory and investment firm. Due to these existing and potential future affiliations, these directors may have obligations to present potential business opportunities to other entities as well as to us, which could cause additional conflicts of interest. These conflicts may not be resolved in our favor.

•	Ms. Butler, our other Executive Vice President, does not have any fiduciary duties which conflict with, and are prior to and/or have priority over, her duties and obligations to the Company.

•	Mr. Sroka serves as Vice President of Ardent Acquisition Corp, a specified purpose acquisition company, and Managing Director of Corporate Solutions Group, an investment banking firm. Mr. Sroka or any of our other directors or officers may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those we intend to conduct.

•	The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their equity interests in us. These interests include our directors’ and officers’ beneficial interests in shares of our common stock, which will be subject to a stock escrow restricting their sale until March 21, 2009, warrants to purchase stock, which will expire and be worthless if a business combination is not consummated, outstanding claims for expenses incurred on our behalf (if we have insufficient funds for the reimbursement) and possible employment with potential target businesses.

In any event, all ongoing and future transactions between us and any of our directors, officers, initial stockholders or their affiliates (1) will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and (2) the transactions will require prior approval in each instance by a majority of our independent directors (to the extent we have any) or the members of our board who do not have an interest in the subject transaction, in either case who had access to legal counsel at our expense.

In general, directors and officers of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of the multiple business affiliations described above, our directors and officers may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to other entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity, which under the above-listed Delaware criteria, should be presented to us. Any of the above mentioned conflicts may not be resolved in our favor.

In order to minimize potential conflicts of interest that may arise from multiple corporate affiliations, each of our directors and officers has agreed in principle, until the earliest of our initial business combination, our liquidation or the time as he or she ceases to be an officer or director, to present to us for our consideration, prior to presentation to any other entity, any business opportunity which may reasonably be required to be presented to us under Delaware law. This agreement is subject to any fiduciary obligations arising from a fiduciary relationship established prior to the establishment of a fiduciary relationship with us and pursuant to an arrangement approved in advance by our audit committee.

The financial interests of our directors and officers, including their beneficial interests in shares of our common stock, which will be subject to a stock escrow restricting their sale until three years after the offering, D&O warrants to purchase common stock, which will expire and be worthless if a business combination is not consummated, outstanding claims for expenses incurred on our behalf (if we have insufficient funds for the reimbursement) and possible employment with potential target businesses, could influence their selection and valuation of a target business. Additionally, our management’s interest in consummating a business combination to obtain reimbursement for any out-of-pocket expenses incurred by them may lead to a conflict of interest in determining the valuation of a proposed business combination and whether such a valuation meets the 80% net assets test. If all of our directors are not deemed “independent,” we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement or monitoring our compliance with the terms of our initial public offering. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Our directors and officers will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds of our initial public offering not deposited in the trust account at closing unless we consummate a business combination. Therefore, there may be a conflict of interest when determining whether a particular business combination is in our stockholders’ best interests.

Our directors and officers will consult with each other and other investment professionals, taking into account the interests of our company and its investors as well as any potential conflicts of interest. Our directors and officers will consult with legal counsel to identify potential conflicts of interest. Where a potential conflict of interest exists, an officer or director may, if he or she so elects, resolve it by following the recommendation of a disinterested third party or by abstaining from voting. In extreme cases where a conflict is not reconcilable, the conflicted officer or director may resign.

Our initial stockholders, directors and officers have agreed to waive their rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination, but only with respect to those shares of common stock acquired by them prior to our initial public offering. They will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following our initial public offering. In addition, in connection with any vote required for our initial business combination, all of our initial stockholders, directors and officers have agreed to vote the shares of common stock then owned by them, including any shares offered by our initial public offering or acquired following our initial public offering, in accordance with the majority of the shares of common stock voted by the public stockholders other than our initial stockholders. Therefore, our initial stockholders will vote the entirety of their shares, either for or against an initial business combination, as determined by the totality of the public stockholder vote, and in no event will the initial stockholders be considered “public stockholders” for purposes of voting for or against an initial business combination. As a result, our initial stockholders, directors and officers will not have any of the conversion rights attributable to their shares in the event that a business combination transaction is approved by a majority of our public stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees billed for the periods indicated for professional services rendered by BDO Seidman, LLP, our independent registered public accounting firm.

	Fiscal Year Ended June 30, 2006	Fiscal Year Ended June 30, 2005
Audit Fees(1)	$96,534	N/A
Audit-Related Fees(2)	$0	N/A
Tax Fees(3)	$5,000	N/A
All Other Fees	$0	N/A

Total	$101,534	N/A

(1)	Audit fees related to professional services rendered in connection with our initial public offering (financial statements included in our Registration Statement on Form S-1 and our Current Report on Form 8-K filed with the SEC on March 30, 2006), aggregating $64,552, for the audit of our financial statements for the period from August 8, 2005 (date of inception) to June 30, 2006, estimated to be $24,000, and for the quarterly review of financial statements included in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2006, $7,982.
(2)	Audit-related fees include professional services related to the audit of our financial statements and consultation on accounting standards or transactions.
(3)	Tax fees relate to professional services rendered for tax compliance, tax advice and tax planning.

Approval of Independent Registered Public Accounting Firm Services and Fees

The Audit Committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

In addition to retaining BDO Seidman, LLP to audit our consolidated financial statements for the period August 8, 2005 (date of inception) through June 30, 2006, we may retain BDO Seidman, LLP to provide advisory services and due diligence work in connection with prospective business combinations to us in our 2006 fiscal year. We understand the need for BDO Seidman, LLP to maintain objectivity and independence in its audit of our financial statements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See financial statements commencing on page F-1 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by us with the SEC, as exhibits to our registration statement on Form S-1 (File No. 333-127871). All other documents listed are filed with this report.

EXHIBIT NO.	DESCRIPTION
*3.1	Form of Amended and Restated Certificate of Incorporation

*3.2	Form of Amended and Restated By-laws

*4.1	Specimen Unit Certificate

*4.2	Specimen Common Stock Certificate

*4.3	Specimen Warrant Certificate

*4.4	Form of Warrant Agreement between Mellon Investor Services LLC and us

*4.5	Form of Purchase Option between CRT Capital Group LLC and us

*4.6	Specimen D&O Right Certificate

*10.1	Promissory Note issued by us to Scott A. Levine

*10.2	Promissory Note issued by us to William R. de Jonge

*10.3	Promissory Note issued by us to Paula S. Butler

*10.4	Promissory Note issued by us to Francis E. Lauricella, Jr.

*10.5	Promissory Note issued by us to Laurence N. Strenger

*10.6	Form of Letter Agreement among CRT Capital Group LLC, us and certain of our directors and officers

*10.7	Form of Letter Agreement among CRT Capital Group LLC, us and each of our non-management initial stockholders

*10.8	Form of Investment Management Trust Agreement between JPMorgan Chase Bank, NA and us

*10.9	Form of Stock Escrow Agreement between us, the initial stockholders named therein and JPMorgan Chase Bank, NA

*10.10	Form of Registration Rights Agreement among us and the insiders listed therein

*10.11	Form of Transfer Agent Services Agreement between us and Mellon Investor Services LLC

*10.12	Form of Share Purchase & Sale, D&O Rights and Company Call Right Agreement among us and our directors and officers

*10.13	Form of Office Administration Agreement between us and Ampton Investments, Inc.

*14	Code of Ethics

24	Power of Attorney (contained in signature page)

31.1	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer

EXHIBIT NO.	DESCRIPTION

31.2	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Financial Officer

32.1	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN INSURANCE LEADERS, INC.

By:	/s/ WILLIAM R. DE JONGE
Name:	William R. de Jonge
Title:	President

Date: September 28, 2006

POWER OF ATTORNEY AND SIGNATURES

Each of the undersigned officers and directors of North American Insurance Leaders, Inc. hereby severally constitutes and appoints William R. de Jonge and Paula S. Butler, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable North American Insurance Leaders, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 28th day of September, 2006.

Name	Capacity

/s/ SCOTT A. LEVINE Scott A. Levine	Chairman of the Board

/s/ WILLIAM R. DE JONGE William R. de Jonge	President and Director (principal executive officer)

/s/ PAULA S. BUTLER Paula S. Butler	Executive Vice President (principal financial and accounting officer)

/s/ FRANCIS E. LAURICELLA, JR. Francis E. Lauricella, Jr.	Executive Vice President and Director

/s/ E. MILES PRENTICE, III E. Miles Prentice, III	Director

/s/ ROBERT SROKA Robert Sroka	Director