Form 10-Q
period 2006-09-30
North American Insurance Leaders, Inc.
filed 2006-11-14
CIK 1336249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

(212) 319-9407

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

Number of shares of common stock outstanding as of November 10, 2006: 17,968,750.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Balance Sheets

	September 30, 2006	June 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$646,500	$281,677
Cash and cash equivalents in Trust Account	111,635,596	111,291,949
Prepaid expenses	295,714	348,570
Other assets	—	2,677

Total assets	$112,577,810	$111,924,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$135,386	$9,875
Deferred underwriting fee	2,875,000	2,875,000
Income taxes payable	415,150	536,359

Total current liabilities	$3,425,536	$3,421,234

Common stock, subject to possible conversion, 2,874,999 shares at conversion value	$22,172,808	$22,164,446

COMMITMENTS
STOCKHOLDERS’ EQUITY
Preferred stock—0.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock—0.0001 par value; 100,000,000 shares authorized; 17,968,750 issued and outstanding (which includes 2,874,999 shares subject to possible conversion)	1,797	1,797
Additional paid in capital	85,666,176	85,674,538
Retained earnings accumulated during the development stage	1,311,493	662,858

Total stockholders’ equity	86,979,466	86,339,193

Total liabilities and stockholders’ equity	$112,577,810	$111,924,873

See notes to financial statements.

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Statements of Operations

(Unaudited)

	July 1, 2006 through September 30, 2006	August 8, 2005 (Date of Inception) through September 30, 2005	August 8, 2005 (Date of Inception) through September 30, 2006
Interest income	$1,421,300	$—	$2,766,507
General and administrative expenses	220,124	1,500	366,114

Net income (loss) before provision for income taxes	$1,201,176	$(1,500)	$2,400,393
Provision for income taxes	552,541	—	1,088,900

Net income (loss)	$648,635	$(1,500)	$1,311,493

Accretion of Trust Account relating to common stock subject to possible conversion	(8,362)	—	(182,816)

Net income (loss) attributable to common stockholders	$640,273	$(1,500)	$1,128,677

Weighted average common shares outstanding subject to possible conversion	2,874,999	—
Basic and diluted net income per share subject to possible conversion	$—	$—
Weighted average common shares outstanding	15,093,751	4,677,500
Basic and diluted net income per share	$0.04	$—

See notes to financial statements.

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Statement of Stockholders’ Equity

	Common Stock Shares	Amount	Additional Paid-In Capital	Retained Earnings Accumulated During the Development Stage	Total
Balance at August 8, 2005 (Date of inception)	—	$—	$—	$—	$—
Issuance of common stock to initial stockholders	3,593,750	359	24,641	—	25,000
Issuance of D&O rights in private placement	—	—	1,700,000	—	1,700,000
Sale of 14,375,000 units (including the 1,875,000 units pursuant to the over-allotment option at a price of $8 per unit, net of underwriters’ discount and offering expenses)	14,375,000	1,438	106,114,345	—	106,115,783
Net proceeds subject to possible conversion of 2,874,999 shares	—	—	(21,989,992)	—	(21,989,992)
Net income for the period	—	—	—	662,858	662,858
Accretion of Trust Account relating to common stock subject to possible conversion	—	—	(174,454)	—	(174,454)

Balance at June 30, 2006	17,968,750	$1,797	$85,674,538	$662,858	$86,339,193
Net income for the period (unaudited)	—	—	—	648,635	648,635
Accretion of Trust Account relating to common stock subject to possible conversion (unaudited)	—	—	(8,362)	—	(8,362)

Balance at September 30, 2006 (unaudited)	17,968,750	$1,797	$85,666,176	$1,311,493	$86,979,466

See notes to financial statements.

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Statements of Cash Flows

(Unaudited)

	July 1, 2006 Through September 30, 2006	August 8, 2005 (Date of Inception) through September 30, 2005	August 8, 2005 (Date of Inception) through September 30, 2006
Cash flows from operating activities:
Net income	$648,635	$(1,500)	$1,311,493
Adjustments to reconcile net income to net cash used in operating activities:
Changes in:
Interest income, net	(343,647)	—	(1,685,598)
Prepaid expenses	52,856	—	(295,714)
Accounts payable	125,511	—	135,386
Income taxes payable	(121,209)	—	415,150
Other assets	2,677	—	—
Accrued expenses	—	1,500	—

Net cash used in operating activities	364,823	—	(119,283)

Cash flows from investing activities:
Cash and cash equivalents deposited in Trust Account	$—	$—	$(109,950,000)

Cash flows from financing activities:
Net proceeds from public offering	$—	$—	$108,990,783
Proceeds from notes payable to directors and officers	—	150,000	150,000
Prepayment of notes payable to directors and officers	—	—	(150,000)
Proceeds from issuance of D&O rights	—	—	1,700,000
Proceeds from issuance of common stock to initial stockholders	—	25,000	25,000

Net cash provided by financing activities	—	175,000	110,715,783

Net increase in cash and cash equivalents	$364,823	$175,000	$646,500
Cash and cash equivalents - beginning of period	$281,677	$—	$—

Cash and cash equivalents - end of period	$646,500	$175,000	$646,500

Supplemental disclosures of non-cash financing activity:
Deferred underwriting fee	$—	$—	$2,875,000
Accretion of Trust Account relating to common stock subject to possible conversion	$8,362	$—	$182,816
Fair value of underwriter purchase option included in offering costs	$—	$—	$1,477,500
Cash paid for income taxes	$673,750	$—	$673,750

See notes to financial statements.

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Notes to Financial Statements

NOTE A—ORGANIZATION AND BUSINESS OPERATIONS

North American Insurance Leaders, Inc. (the “Company”) was incorporated in Delaware on August 8, 2005. The Company was formed to effect a merger, capital stock exchange, asset acquisition, stock purchase and/or other similar transaction with one or more businesses in the insurance or insurance services industry in North America (“Business Combination”). The Company has not generated revenue to date other than interest income. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected June 30th as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering of Units, although the Company intends to apply substantially all of the net proceeds of the Offering toward consummating a Business Combination with one or more insurance-related businesses. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering and the Private Placement, $109,950,000 (including $2,875,000 of underwriting fees which have been deferred by the underwriters as described in Note C) was placed in a trust account (the “Trust Account”) and invested in money market funds or accounts meeting conditions of the Investment Company Act of 1940 and/or securities principally issued or guaranteed by the U.S. government until the earlier of (1) the consummation of the Company’s first Business Combination or (2) the distribution of the Trust Account as described below. The balance in the Trust Account including interest on September 30, 2006 was $111,635,596. In each quarter commencing July 2006, half of the interest earned during the preceding quarter on the amounts held in the Trust Account (net of taxes payable) will be released to the Company to cover a portion of its working capital requirements up to an aggregate of $1,000,000. (During the quarter ended September 30, 2006, $402,794 was transferred to working capital.) This interest and the proceeds of the Offering that were not deposited in the Trust Account may be used to pay for business, legal, and accounting due diligence costs incurred in connection with prospective Business Combinations and continuing general and administrative expenses. The Company will seek stockholder approval before it effects an initial Business Combination, even if the nature of the Business Combination would not ordinarily require stockholder approval under applicable state law. The Company will proceed with such a Business Combination only if a majority of the shares of common stock voted by the public stockholders of the Company (the “Public Stockholders”) are voted in favor of the Business Combination and Public Stockholders owning less than 20% of the shares sold in the Offering both vote against the Business Combination and exercise their conversion rights as described below. In no event will the pre-Public Offering stockholders of the Company (the “Initial Stockholders”) be considered Public Stockholders for purposes of voting for or against a Business Combination. Public Stockholders who convert their stock into an allocable share of the Trust Account will still have the right to exercise the warrants that they receive as part of the Units. In the event that Public Stockholders owning 20% or more of the stock sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of such a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Initial Stockholders. In this respect, $22,196,462 (including accretion of $182,816, comprised of interest income of $508,625 minus income taxes of $245,250 and $80,559 transferred to working capital) has been classified as common stock subject to possible conversion at September 30, 2006. Voting against the initial Business Combination alone will not result in an election to exercise a stockholder’s conversion rights. A stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combination is voted upon by

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Notes to Financial Statements

the stockholders. All of the Company’s Initial Stockholders, including all of the directors at the time of the Offering and officers of the Company, have agreed to vote all of the shares of common stock held by them in accordance with the vote of the majority in interest of all other stockholders of the Company, other than the Initial Stockholders, with respect to any initial Business Combination.

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

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Basis of Presentation:

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements that were included in the Company’s Form 10-K for the fiscal year ended June 30, 2006.

In the Company’s opinion, all adjustments (consisting primarily of normal accruals) have been made that are necessary to present fairly the financial position of the Company. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

[2] Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

[3] Net Income Per Common Share:

Basic net income per share is calculated by dividing net income attributable to (1) common stockholders and (2) common stockholders subject to possible conversion by their weighted average number of common shares outstanding during the period. Calculation of the weighted average common shares outstanding during the period is comprised of 3,125,000 initial shares outstanding throughout the period from August 8, 2005 (date of inception) to September 30, 2006 and an additional 14,843,750 shares (including 2,874,999 subject to possible conversion) outstanding after the

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Notes to Financial Statements

effective date of the Offering in March 2006. No effect has been given to potential issuances of common stock from warrants or the underwriter option in the diluted computation, as the effect would not be dilutive.

[4] Use of Estimates:

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

[5] Income Taxes:

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. There were no deferred taxes as of September 30, 2006.

[6] Recently Issued Accounting Standards:

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE C—OFFERING

In the Offering, the Company sold 14,375,000 Units. The underwriters were paid fees equal to 4.5% of the gross proceeds of the Offering, or $5,175,000, and have agreed to defer an additional $2,875,000 (the “Deferred Fees”) of their underwriting fees until the consummation of a Business Combination. Each Unit consists of one share of the Company’s common stock, par value $0.0001 per share, and one warrant exercisable to purchase one share of common stock (“Warrant”). Upon consummation of a Business Combination, the Company will pay such Deferred Fees out of the proceeds of the Offering held in the Trust Account. The underwriters will not be entitled to any interest accrued on the Deferred Fees. The underwriters have agreed to forfeit any rights to, or claims against, such proceeds if the Company does not successfully complete a Business Combination. Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (a) March 21, 2007 or (b) the completion of a Business Combination, and will expire on March 21, 2010, or earlier upon redemption. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which notice of redemption is given. The D&O warrants referenced in Note D—Commitments have identical rights to those of the Warrants but will not be transferable or salable by the Company’s directors and officers and the spouse of one of the Company’s officers, as designee, until the later of March 21, 2007 or the consummation of a Business Combination.

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

The sale of the option was accounted for as a cost attributable to the Offering. Accordingly, there was no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The underwriters, on behalf of the Company, used a volatility of 15.86% to calculate the value of the underwriter option. This volatility measurement was based on the average four-year volatility of the S&P 600 Small-Cap Insurance Index. The S&P 600 Small-Cap Insurance Index is a sub-set of the S&P 600 Small-Cap Index and includes fourteen companies with a range of market capitalizations from $230 million to $1.5 billion operating in the insurance sector. The Company believes this index provides an objective and reasonable estimate for the price volatility of other small-cap companies operating in the insurance sector. The Company has reviewed the estimates and believes, based upon a Black-Scholes model, that the fair value of the option on the date of sale was approximately $1,477,500, using an expected life of four years, volatility of 15.86%, and a risk-free rate of 4.71%.

NOTE D—COMMITMENTS

The Company presently occupies office space provided by an affiliate of several of its directors. Pursuant to an office administration agreement, the affiliate has furnished the Company with office facilities, equipment and clerical services at the facilities for $10,000 per month commencing on January 1, 2006. An amount of $30,000 has been included in general and administrative expenses for the three-month period ended September 30, 2006 for such services. The office administration agreement may be terminated by either party without penalty upon 30 days’ written notice to the other party.

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

The D&O warrants have terms and provisions that are identical to those of the warrants sold as part of the units in the Offering but will not be transferable or salable by the Company’s directors and officers and the spouse of one of the Company’s officers, as designee, until the later of March 21, 2007 or the consummation of the initial Business Combination. In the event of liquidation prior to the Company’s Business Combination, the D&O warrants will expire worthless.

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

NOTE F—COMMON STOCK

At September 30, 2006, 18,258,957 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

NOTE G—INCOME TAXES

Provision for Income Taxes

Provision for current income taxes consists of:

	Federal	State	Total Current
Period from July 1, 2006 to September 30, 2006	$408,400	$144,141	$552,541

Period from August 8, 2005 (inception) to September 30, 2006	$742,571	$346,329	$1,088,900

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, references in this report to “the Company,” “we,” “us,” and “our” refer to North American Insurance Leaders, Inc.

The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. We have based these forward-looking statements on our current expectations, estimates and projections about our industry, our beliefs, our assumptions and future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this report and our other Securities and Exchange Commission (“SEC”) filings, including the risks discussed in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (the “Form 10-K”), and the following:

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a “blank check” company organized under the laws of the State of Delaware on August 8, 2005. We were formed to effect a merger, capital stock exchange, asset acquisition, stock purchase and/or other similar transaction with one or more businesses in the insurance or insurance services industry in North America, which we refer to as a “business combination.” We have not generated revenue to date other than interest income. We are considered to be in the development stage and are subject to the risks associated with activities of development stage companies. Since our initial public offering in March 2006, we have been actively engaged in sourcing a suitable business combination candidate. We have met with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. However, as of the date of filing of this report, we have not consummated any business combination. We have selected June 30 as our fiscal year end. Our securities trade on the American Stock Exchange.

On March 27, 2006, we consummated our initial public offering of 14,375,000 units including the over-allotment option and received gross proceeds of $115,000,000. The underwriters were paid fees of 4.5% of the gross proceeds, or $5,175,000, and have agreed to defer an additional $2,875,000 of their underwriting fees until the consummation of a business combination. Upon the closing of the offering, $109,950,000 was placed in a trust account (the “trust account”), including $2,875,000 of deferred underwriting fees and $1,700,000 from the March 2006 private placement of rights to our directors at that time and officers and the spouse of one of our officers, as designee (“D&O rights”). The balance in the trust account including interest on September 30, 2006 was $111,635,596.

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

Net income for the three-month period ended September 30, 2006 was $648,635 and consisted of interest income of $1,421,300 earned predominantly on the trust account, offset by a $552,541 provision for income taxes and $220,124 of general and administrative expenses (primarily attributable to $125,000 of legal and accounting fees unrelated to our initial public offering, $49,830 of insurance expense and $30,000 in fees for a monthly administrative services agreement that commenced January 1, 2006). Net income attributable to common stockholders was $640,273 after allowing for the $8,362 accretion of the trust account relating to common stock subject to possible conversion. The accretion was comprised of net investment income of $129,727, partially offset by the addition of $80,559 to working capital and $40,806 of prior period taxes.

Net loss for the period since inception on August 8, 2005 to September 30, 2005 was $1,500 and consisted of $1,500 of general and administrative expenses.

Net income for the period since inception on August 8, 2005 to September 30, 2006 was $1,311,493 and consisted of interest income of $2,766,507 earned predominantly on the trust account, offset by a $1,088,900 provision for income taxes and $366,114 of general and administrative expenses (primarily attributable to $132,982 of legal and accounting fees unrelated to our initial public offering, $106,160 of insurance expense and $90,000 in fees for a monthly administrative services agreement that commenced January 1, 2006). Accretion of the trust account relating to common stock subject to possible conversion totaled $182,816. Net income attributable to common stockholders was $1,128,677.

During each quarter commencing July 2006, half of the interest earned on the trust account (net of taxes payable) during the preceding quarter will be released to the Company to cover a portion of working capital requirements up to an aggregate of $1,000,000. This interest and the net proceeds of our initial public offering that were not deposited in the trust account will be used to pay business, legal, and accounting due diligence costs incurred in connection with prospective business combinations and to pay continuing general and administrative expenses. During the three-month period ended September 30, 2006, $402,794 of the $805,588 in interest that was earned on the trust account (net of taxes payable) during the preceding quarter was released.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have determined that we currently are not subject to any critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and the identification of a target business. We have not generated any revenue other than interest income. As the proceeds from our initial public offering held in trust have been invested in short term investments, our only market risk exposure relates to fluctuations in interest.

As of September 30, 2006, $111,635,596 of the net proceeds of our initial public offering (including interest) was held in trust for the purposes of consummating a business combination. The proceeds held in trust have been invested in money market funds at JPMorgan Chase Bank, which invest in United States Treasury Bills, commercial paper and other money market instruments. JPMorgan Chase Bank also acts as trustee. As of September 30, 2006, the effective annualized interest rate payable on our investment was 5.02%.

We have not engaged in any hedging activities since our inception on August 8, 2005. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic filings with the SEC under the Exchange Act, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. Management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of September 30, 2006. Based upon that evaluation, management has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.

See “Item 1A. Risk Factors” in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On March 27, 2006, we consummated our initial public offering of 14,375,000 units including the over-allotment option and received gross proceeds of $115,000,000. The securities sold in our initial public offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (No. 333-127871). The SEC declared the registration statement effective on March 21, 2006. The underwriters were paid fees of 4.5% of the gross proceeds, or $5,175,000, and have agreed to defer an additional $2,875,000 of their underwriting fees until the consummation of a business combination. Upon the closing of the offering, $109,950,000 was placed in the trust account, including $2,875,000 of deferred underwriting fees and $1,700,000 from the March 2006 private placement of D&O rights. The balance in the trust account including interest on September 30, 2006 was $111,635,596. For a description of the use of proceeds generated in our initial public offering, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH AMERICAN INSURANCE LEADERS, INC.

November 14, 2006	/s/ William R. de Jonge
Date	Name: William R. de Jonge
Title: President