Form 10-Q
period 2006-12-31
North American Insurance Leaders, Inc.
filed 2007-02-14
CIK 1336249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

or

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

Number of shares of common stock outstanding as of February 13, 2007: 17,968,750.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Balance Sheets

	December 31, 2006	June 30, 2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$789,364	$281,677
Cash and cash equivalents in Trust Account	112,650,399	111,291,949
Prepaid expenses	242,858	348,570

Total current assets	113,682,621	111,922,196
Deferred acquisition costs	117,205	—
Other assets	—	2,677

Total assets	$113,799,826	$111,924,873

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$80,101	$9,875
Deferred underwriting fee	2,875,000	2,875,000
Income taxes payable	989,935	536,359

Total current liabilities	$3,945,036	$3,421,234

Common stock, subject to possible conversion, 2,874,999 shares at conversion value	$22,260,813	$22,164,446

COMMITMENTS

STOCKHOLDERS’ EQUITY

Preferred stock—0.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock—0.0001 par value; 100,000,000 shares authorized; 17,968,750 issued and outstanding (which includes 2,874,999 shares subject to possible conversion)	1,797	1,797
Additional paid in capital	85,578,171	85,674,538
Retained earnings accumulated during the development stage	2,014,009	662,858

Total stockholders’ equity	87,593,977	86,339,193

Total liabilities and stockholders’ equity	$113,799,826	$111,924,873

See notes to financial statements.

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Statements of Operations

(Unaudited)

	October 1, 2006 through December 31, 2006	October 1, 2005 through December 31, 2005	July 1, 2006 through December 31, 2006	August 8, 2005 (Date of Inception) through December 31, 2005	August 8, 2005 (Date of Inception) through December 31, 2006
Interest income	$1,425,160	$61	$2,846,460	$114	$4,191,667

General and administrative expenses	147,859	$—	367,983	1,500	513,973

Net income (loss) before provision for income taxes	$1,277,301	$61	$2,478,477	$(1,386)	$3,677,694

Provision for income taxes	574,785	—	1,127,326	—	1,663,685

Net income (loss)	$702,516	$61	$1,351,151	$(1,386)	2,014,009

Accretion of Trust Account relating to common stock subject to possible conversion	(88,005)	—	(96,367)	—	(270,821)

Net income (loss) attributable to common stockholders	$614,511	$61	$1,254,784	$(1,386)	$1,743,188

Weighted average common shares outstanding subject to possible conversion	2,874,999	—	2,874,999	—

Basic and diluted net income per share subject to possible conversion	$0.03	—	$0.03	—

Weighted average common shares outstanding	15,093,750	3,125,000	15,093,750	3,125,000

Basic and diluted net income per share	$0.05	—	$0.08	—

See notes to financial statements.

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Statement of Stockholders’ Equity

	Common Stock Shares	Amount	Additional Paid-In Capital	Retained Earnings Accumulated During the Development Stage	Total
Balance at August 8, 2005 (Date of inception)	$—	$—	$—	$—	$—
Issuance of common stock to initial stockholders	3,593,750	359	24,641	—	25,000
Issuance of D&O rights in private placement	—	—	1,700,000	—	1,700,000
Sale of 14,375,000 units (including the 1,875,000 units pursuant to the over-allotment option at a price of $8 per unit, net of underwriters’ discount and offering expenses)	14,375,000	1,438	106,114,345	—	106,115,783
Net proceeds subject to possible conversion of 2,874,999 shares	—	—	(21,989,992)	—	(21,989,992)
Net income for the period	—	—	—	662,858	662,858
Accretion of Trust Account relating to common stock subject to possible conversion	—	—	(174,454)	—	(174,454)

Balance at June 30, 2006	17,968,750	$1,797	$85,674,538	$662,858	$86,339,193
Net income for the period (unaudited)	—	—	—	1,351,151	1,351,151
Accretion of Trust Account relating to common stock subject to possible conversion (unaudited)	—	—	(96,367)	—	(96,367)

Balance at December 31, 2006 (unaudited)	$17,968,750	$1,797	$85,578,171	$2,014,009	$87,593,977

See notes to financial statements.

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Statements of Cash Flows

(Unaudited)

	July 1, 2006 Through December 31, 2006	August 8, 2005 (Date of Inception) through December 31, 2005	August 8, 2005 (Date of Inception) through December 31, 2006
Cash flows from operating activities:

Net income	$1,351,151	$(1,386)	$2,014,009
Adjustments to reconcile net income to net cash used in operating activities:
Changes in:
Interest income, net	(1,358,450)	—	(2,700,399)
Prepaid expenses	105,712	—	(242,858)
Other assets	2,677	—	—
Accounts payable	70,226	—	80,101
Income taxes payable	453,576	—	989,935
Accrued expense	—	1,500	—

Net cash used in operating activities	624,892	114	140,788

Cash flows from investing activities:
Cash and cash equivalents deposited in Trust Account	—	—	$(109,950,000)
Deferred acquisition costs	(117,205)	—	(117,205)

Net cash used in investing activities	(117,205)	—	(110,067,205)

Cash flows from financing activities:
Net proceeds from public offering	$—	$—	$108,990,781
Proceeds from notes payable to directors and officers	—	150,000	150,000
Prepayment of notes payable to directors and officers	—	—	(150,000)
Proceeds from issuance of D&O rights	—	—	1,700,000
Proceeds from issuance of common stock to initial stockholders	—	25,000	25,000
Deferred offering costs paid	—	(117,126)	—

Net cash provided by financing activities	—	57,874	110,715,781

Net increase in cash and cash equivalents	$507,687	$57,988	$789,364
Cash and cash equivalents - beginning of period	$281,677	$—	$—

Cash and cash equivalents - end of period	$789,364	$57,988	$789,364

Supplemental disclosures of non-cash financing activity:
Accrued offering costs	—	6,223	—
Deferred underwriting fee	$—	$—	$2,875,000
Accretion of Trust Account relating to common stock subject to possible conversion	$96,367	$—	$270,821
Fair value of underwriter purchase option included in offering costs	$—	$—	$1,477,500
Cash paid for income taxes	$673,750	$—	$673,750

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering of Units, although the Company intends to apply substantially all of the net proceeds of the Offering toward consummating a Business Combination with one or more insurance-related businesses. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering and the Private Placement, $109,950,000 (including $2,875,000 of underwriting fees which have been deferred by the underwriters as described in Note C) was placed in a trust account (the “Trust Account”) and invested in money market instruments or accounts meeting conditions of the Investment Company Act of 1940 and/or securities principally issued or guaranteed by the U.S. government until the earlier of (1) the consummation of the Company’s first Business Combination or (2) the distribution of the Trust Account as described below. The balance in the Trust Account including interest on December 31, 2006 was $112,650,399. In each quarter commencing July 2006, half of the interest earned during the preceding quarter on the amounts held in the Trust Account (net of taxes payable) is being released to the Company to cover a portion of its working capital requirements up to an aggregate of $1,000,000. (During the quarter ended December 31, 2006, $405,075 was transferred to working capital resulting in an aggregate transfer to working capital of $807,869 since July 2006.) This interest and the proceeds of the Offering that were not deposited in the Trust Account may be used to pay for business, legal, and accounting due diligence costs incurred in connection with prospective Business Combinations and continuing general and administrative expenses. The Company will seek stockholder approval before it effects an initial Business Combination, even if the nature of the Business Combination would not ordinarily require stockholder approval under applicable state law. The Company will proceed with such a Business Combination only if a majority of the shares of common stock voted by the public stockholders of the Company (the “Public Stockholders”) are voted in favor of the Business Combination and Public Stockholders owning less than 20% of the shares sold in the Offering both vote against the Business Combination and exercise their conversion rights as described below.

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Notes to Financial Statements

In no event will the pre-Public Offering stockholders of the Company (the “Initial Stockholders”) be considered Public Stockholders for purposes of voting for or against a Business Combination. Public Stockholders who convert their stock into an allocable share of the Trust Account will still have the right to exercise the warrants that they receive as part of the Units. In the event that Public Stockholders owning 20% or more of the stock sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of such a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Initial Stockholders. In this respect, $22,260,813 (including accretion of $270,821, comprised of interest income of $792,601 minus income taxes of $360,207 and $161,573 transferred to working capital since inception) has been classified as common stock subject to possible conversion at December 31, 2006. Voting against the initial Business Combination alone will not result in an election to exercise a stockholder’s conversion rights. A stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combination is voted upon by the stockholders. All of the Company’s Initial Stockholders, including all of the directors at the time of the Offering and officers of the Company, have agreed to vote all of the shares of common stock held by them in accordance with the vote of the majority in interest of all other stockholders of the Company, other than the Initial Stockholders, with respect to any initial Business Combination.

In the event that the Company does not consummate a Business Combination within 18 months after the completion of the Offering, or 24 months after the completion of the Offering if certain extension criteria have been satisfied, the proceeds then on deposit in the Trust Account net of taxes will be distributed to the Company’s Public Stockholders, excluding Initial Stockholders, to the extent of their initial stock holdings. In the event of the distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants included in the Units offered in the Offering as discussed in Note C).

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

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Notes to Financial Statements

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Basis of Presentation:

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and related notes that were included in the Company’s Form 10-K for the fiscal year ended June 30, 2006.

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

[3] Net Income Per Common Share:

Basic net income per share is calculated by dividing net income attributable to (1) common stockholders and (2) common stockholders subject to possible conversion by their weighted average number of common shares outstanding during the period. Calculation of the weighted average common shares outstanding during the period is comprised of 3,125,000 initial shares outstanding throughout the period from August 8, 2005 (date of inception) to December 31, 2006 and an additional 14,843,750 shares (including 2,874,999 subject to possible conversion) outstanding after the effective date of the Offering in March 2006. No effect has been given to potential issuances of common stock from warrants or the underwriter option in the diluted computation, as the effect would not be dilutive.

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

[5] Income Taxes:

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. There were no deferred taxes as of December 31, 2006.

[6] Deferred Acquisition Costs:

Costs related to proposed acquisitions are capitalized and will be expensed in the event the acquisition does not take place.

[7] Recently Issued Accounting Standards:

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE C—OFFERING

In the Offering, the Company sold 14,375,000 Units. The underwriters were paid fees equal to 4.5% of the gross proceeds of the Offering, or $5,175,000, and have agreed to defer an additional $2,875,000 (the “Deferred Fees”) of their underwriting fees until the consummation of a Business Combination. Each Unit consists of one share of the Company’s common stock, par value $0.0001 per share, and one warrant exercisable to purchase one share of common stock (“Warrant”). Upon consummation of a Business Combination, the Company will pay such Deferred Fees out of the proceeds of the Offering held in the Trust Account. The underwriters will not be entitled to any interest accrued on the Deferred Fees. The underwriters have agreed to forfeit any rights to, or claims against, such proceeds if the Company does not successfully complete a Business Combination. Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (a) March 21, 2007 or (b) the completion of a Business Combination, and will expire on March 21, 2010, or earlier upon redemption. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Notes to Financial Statements

in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which notice of redemption is given. The D&O warrants referenced in Note D—Commitments have identical rights to those of the Warrants but will not be transferable or salable by the Company’s directors and officers and the spouse of one of the Company’s officers, as designee, until the later of March 21, 2007 or the consummation of a Business Combination. On February 13, 2007, the Company entered into a Warrant Clarification Agreement (the “Warrant Clarification Agreement”) to clarify the terms of the Warrant Agreement, dated as of March 27, 2006 (the “Warrant Agreement”), by and between the Company and Mellon Investor Services LLC, as Warrant Agent. The Warrant Clarification Agreement clarified, consistent with the terms of the Warrant Agreement and the disclosure contained in the Company’s Prospectus, dated March 22, 2006, that if the Company is unable to deliver securities pursuant to the exercise of a Warrant because a registration statement under the Securities Act of 1933, as amended, with respect to the common stock is not effective, then the Company will have no obligation to pay cash or other consideration to the holders of Warrants or otherwise “net-cash settle” the Warrant.

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

NOTE D—COMMITMENTS

The Company presently occupies office space provided by an affiliate of several of its directors. Pursuant to an office administration agreement, the affiliate has furnished the Company with office facilities, equipment and clerical services at the facilities for $10,000 per month commencing on January 1, 2006. Amounts of $30,000, $60,000 and $120,000 for such services have been included in general and administrative expenses for the three-month period ended December 31, 2006, the six-month period ended December 31, 2006 and the period from August 8, 2005 (date of inception) through December 31, 2006, respectively. The office administration agreement may be terminated by either party without penalty upon 30 days’ written notice to the other party.

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

NOTE F—COMMON STOCK

At December 31, 2006, 18,258,957 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

NOTE G—INCOME TAXES

Provision for Income Taxes

Provision for current income taxes consists of:

	Federal	State	Total Current
Period from October 1, 2006 to December 31, 2006	$425,341	$149,444	$574,785
Period from July 1, 2006 to December 31, 2006	833,741	293,585	1,127,326
Period from August 8, 2005 (inception) to December 31, 2006	1,167,912	$495,773	$1,663,685

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

On March 27, 2006, we consummated our initial public offering of 14,375,000 units including the over-allotment option and received gross proceeds of $115,000,000. The underwriters were paid fees of 4.5% of the gross proceeds, or $5,175,000, and have agreed to defer an additional $2,875,000 of their underwriting fees until the consummation of a business combination. Upon the closing of the offering, $109,950,000 was placed in a trust account (the “trust account”), including $2,875,000 of deferred underwriting fees and $1,700,000 from the March 2006 private placement of rights to our directors at that time and officers and the spouse of one of our officers, as designee (“D&O rights”). The balance in the trust account including interest on December 31, 2006 was $112,650,399.

We intend to use substantially all of the net proceeds of our initial public offering to effect an initial business combination, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, we intend to use the proceeds held in the trust account as well as any other net proceeds not expended to finance and grow the operations of the business we acquire, pay dividends to our shareholders or repurchase shares and warrants.

Net income for the three-month period ended December 31, 2006 was $702,516 and consisted of interest income of $1,425,160 earned predominantly on the trust account, offset by a $574,785 provision for income taxes and $147,859 of general and administrative expenses (primarily attributable to $49,831 of insurance expense, $34,938 of travel expenses, $30,000 in fees for a monthly administrative services agreement that commenced January 1, 2006 and $25,349 of legal and accounting fees unrelated to our initial public offering). Net income attributable to common stockholders was $614,511 after allowing for the $88,005 accretion of the trust account relating to common stock subject to possible conversion. The accretion was comprised of net investment income of $169,019, partially offset by the addition of $81,014 to working capital.

Net income for the three-month period ended December 31, 2005 was $61, which represented interest income earned during the period.

Net income for the six-month period ended December 31, 2006 was $1,351,151 and consisted of interest income of $2,846,460 earned primarily on the trust account, offset by a $1,127,326 provision for income taxes and $367,983 of general and administrative expenses (primarily attributable to $158,331 of legal and accounting fees unrelated to our initial public offering, $99,662 of insurance expense, $60,000 in fees for a monthly administrative services agreement that commenced January 1, 2006 and $34,938 of travel expenses). Net income attributable to common stockholders was $1,254,784 after allowing for the $96,367 accretion of the trust account relating to common stock subject to possible conversion. The accretion was comprised of net investment income of $298,746, partially offset by the addition of $161,573 to working capital and $40,806 of prior period taxes.

Net loss for the period since inception on August 8, 2005 to December 31, 2005 was $1,386 and consisted of $1,500 of general and administrative expenses offset by $114 in interest income.

Net income for the period since inception on August 8, 2005 to December 31, 2006 was $2,014,009 and consisted of interest income of $4,191,667 earned predominantly on the trust account, offset by a $1,663,685 provision for income taxes and $513,973 of general and administrative expenses (primarily attributable to $158,331 of legal and accounting fees unrelated to our initial public offering, $155,991 of insurance expense, $120,000 in fees for a monthly administrative services agreement that commenced January 1, 2006 and $34,938 of travel expenses). Accretion of the trust account relating to common stock subject to possible conversion totaled $270,821. Net income attributable to common stockholders was $1,743,188.

During each quarter commencing July 2006, half of the interest earned on the trust account (net of taxes payable) during the preceding quarter is being released to the Company to cover a portion of working capital requirements up to an aggregate of $1,000,000. This interest and the net proceeds of our initial public offering that were not deposited in the trust account will be used to pay business, legal, and accounting due diligence costs incurred in connection with prospective business combinations and to pay continuing general and administrative expenses. During the three-month period ended December 31, 2006, $405,075 of the $867,650 in net interest income that was earned on the trust account during the preceding quarter was released.

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

As of December 31, 2006, $112,650,399 of the net proceeds of our initial public offering (including interest) was held in trust for the purposes of consummating a business combination. The proceeds held in trust have been invested in money market funds at JPMorgan Chase Bank, which invest in United States Treasury Bills, commercial paper and other money market instruments. JPMorgan Chase Bank also acts as trustee. As of December 31, 2006, the effective annualized interest rate payable on our investment was 5.02%.

We have not engaged in any hedging activities since our inception on August 8, 2005. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic filings with the SEC under the Exchange Act, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. Management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of December 31, 2006. Based upon that evaluation, management has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

See “Item 1A. Risk Factors” in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 27, 2006, we consummated our initial public offering of 14,375,000 units including the over-allotment option and received gross proceeds of $115,000,000. The securities sold in our initial public offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (No. 333-127871). The SEC declared the registration statement effective on March 21, 2006. The underwriters were paid fees of 4.5% of the gross proceeds, or $5,175,000, and have agreed to defer an additional $2,875,000 of their underwriting fees until the consummation of a business combination. Upon the closing of the initial public offering, $109,950,000 was placed in the trust account, including $2,875,000 of deferred underwriting fees and $1,700,000 from the March 2006 private placement of D&O rights. The balance in the trust account including interest on December 31, 2006 was $112,650,399. For a description of the use of proceeds generated in our initial public offering, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report.

Item 5. Other Information.

On February 13, 2007, the Company entered into a Warrant Clarification Agreement (the “Warrant Clarification Agreement”) to clarify the terms of the Warrant Agreement, dated as of March 27, 2006 (the “Warrant Agreement”), by and between the Company and Mellon Investor Services LLC, as Warrant Agent. The Warrant Clarification Agreement clarified, consistent with the terms of the Warrant Agreement and the disclosure contained in the Company’s Prospectus, dated March 22, 2006, that if the Company is unable to deliver securities pursuant to the exercise of a warrant because a registration statement under the Securities Act of 1933, as amended, with respect to the common stock is not effective, then the Company will have no obligation to pay cash or other consideration to the holders of warrants or otherwise “net-cash settle” the warrant. A copy of the Warrant Clarification Agreement is attached hereto as Exhibit 4.

Item 6. Exhibits.

Listed below are the exhibits that are furnished herewith as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description of Document
4	Warrant Clarification Agreement, dated February 13, 2007, between the Company and Mellon Investor Services LLC

31.1	Certificate pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Financial Officer

32.1	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH AMERICAN INSURANCE LEADERS, INC.

February 14, 2007	/s/ William R. de Jonge
Date	Name: William R. de Jonge
Title: President