Form 10-Q
period 2007-03-31
North American Insurance Leaders, Inc.
filed 2007-05-15
CIK 1336249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Number of shares of common stock outstanding as of May 11, 2007: 17,968,750.

PART I. FINANCIAL INFORMATION

Item 1. Financial Stateme nts.

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Balance Sheets

	March 31, 2007	June 30, 2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$750,337	$281,677
Cash and cash equivalents in Trust Account	112,692,470	111,291,949
Prepaid expenses	191,312	348,570

Total current assets	113,634,119	111,922,196
Deferred acquisition costs	209,853	—
Other assets	—	2,677

Total assets	$113,843,972	$111,924,873

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$71,555	$9,875
Deferred underwriting fee	2,875,000	2,875,000
Taxes payable	545,686	536,359

Total current liabilities	$3,492,241	$3,421,234

Common stock, subject to possible conversion, 2,874,999 shares at conversion value	$22,430,108	$22,164,446

Commitments

STOCKHOLDERS’ EQUITY

Preferred stock—0.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock—0.0001 par value; 100,000,000 shares authorized; 17,968,750 issued and outstanding (which includes 2,874,999 shares subject to possible conversion)	1,797	1,797
Additional paid in capital	85,408,876	85,674,538
Retained earnings accumulated during the development stage	2,510,950	662,858

Total stockholders’ equity	87,921,623	86,339,193

Total liabilities and stockholders’ equity	$113,843,972	$111,924,873

See notes to financial statements.

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Statements of Operations

(Unaudited)

	January 1, 2007 through March 31, 2007	January 1, 2006 through March 31, 2006	July 1, 2006 through March 31, 2007	August 8, 2005 (Date of Inception) through March 31, 2006	August 8, 2005 (Date of Inception) through March 31, 2007
Interest income	$1,392,968	$67,682	$4,239,428	$67,801	$5,584,635
General and administrative expenses	183,634	$37,037	551,617	37,218	697,607

Net income (loss) before provision for taxes	$1,209,334	$30,645	$3,687,811	$30,583	$4,887,028
Provision for taxes	712,393	10,726	1,839,719	10,704	2,376,078

Net income (loss)	$496,941	$19,919	$1,848,092	$19,879	2,510,950
Accretion of Trust Account relating to common stock subject to possible conversion	(169,295)	(8,727)	(265,662)	(8,727)	(440,116)

Net income (loss) attributable to common stockholders	$327,646	$11,192	$1,582,430	$11,152	$2,070,834

Weighted average common shares outstanding subject to possible conversion	2,874,999	2,874,999	2,874,999	2,874,999

Basic and diluted net income per share subject to possible conversion	$0.06	0.00	$0.09	0.00

Weighted average common shares outstanding	15,093,751	4,072,917	15,093,751	3,838,431

Basic and diluted net income per share	$0.02	—	$0.10	—

See notes to financial statements.

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

State ment of Stockholders’ Equity

	Common Stock Shares	Amount	Additional Paid-In Capital	Retained Earnings Accumulated During the Development Stage	Total
Balance at August 8, 2005 (Date of inception)	$—	$—	$—	$—	$—
Issuance of common stock to initial stockholders	3,593,750	359	24,641	—	25,000
Issuance of D&O rights in private placement	—	—	1,700,000	—	1,700,000
Sale of 14,375,000 units (including the 1,875,000 units pursuant to the over-allotment option at a price of $8 per unit, net of underwriters’ discount and offering expenses)	14,375,000	1,438	106,114,343	—	106,115,781
Net proceeds subject to possible conversion of 2,874,999 shares	—	—	(21,989,992)	—	(21,989,992)
Net income for the period	—	—	—	662,858	662,858
Accretion of Trust Account relating to common stock subject to possible conversion	—	—	(174,454)	—	(174,454)

Balance at June 30, 2006	17,968,750	$1,797	$85,674,538	$662,858	$86,339,193
Net income for the period (unaudited)	—	—	—	1,848,092	1,848,092
Accretion of Trust Account relating to common stock subject to possible conversion (unaudited)	—	—	(265,662)	—	(265,662)

Balance at March 31, 2007 (unaudited )	17,968,750	$1,797	$85,408,876	$2,510,950	$87,921,623

See notes to financial statements.

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Statements of Cash Flows

(Unaudited)

	July 1, 2006 through March 31, 2007	August 8, 2005 (Date of Inception) through March 31, 2006	August 8, 2005 (Date of Inception) through March 31, 2007
Cash flows from operating activities:
Net income	$1,848,092	$19,879	$2,510,950
Adjustments to reconcile net income to net cash used in operating activities:
Changes in:
Interest income, net	(1,400,521)	(67,130)	(2,742,470)
Prepaid expenses	157,258	(389,890)	(191,312)
Other assets	2,677	—	—
Accounts payable	61,680	—	71,555
Taxes payable	9,327	10,704	545,686
Accrued expense	—	395,395	—

Net cash used in operating activities	678,513	(31,042)	194,409

Cash flows from investing activities:
Cash and cash equivalents deposited in Trust Account	—	(109,950,000)	$(109,950,000)
Deferred acquisition costs	(209,853)	—	(209,853)

Net cash used in investing activities	(209,853)	(109,950,000)	(110,159,853)

Cash flows from financing activities:
Net proceeds from public offering	$—	$109,108,693	$108,990,781
Proceeds from notes payable to directors and officers	—	150,000	150,000
Prepayment of notes payable to directors and officers	—	(150,000)	(150,000)
Proceeds from issuance of D&O rights	—	1,700,000	1,700,000
Proceeds from issuance of common stock to initial stockholders	—	25,000	25,000
Deferred offering costs paid	—		—

Net cash provided by financing activities	—	110,833,693	110,715,781

Net increase in cash and cash equivalents	$468,660	$852,651	$750,337
Cash and cash equivalents – beginning of period	$281,677	$—	$—

Cash and cash equivalents—end of period	$750,337	$852,651	$750,337

Supplemental disclosures of non-cash financing activity:
Accrued offering costs	—	82,439	—
Deferred underwriting fee	$—	$2,875,000	$2,875,000
Accretion of Trust Account relating to common stock subject to possible conversion	$265,662	$8,727	$440,116
Fair value of underwriter purchase option included in offering costs	$—	$1,477,500	$1,477,500
Cash paid for taxes	$1,830,392	$—	$1,830,392

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering of Units, although the Company intends to apply substantially all of the net proceeds of the Offering toward consummating a Business Combination with one or more insurance-related businesses. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering and the Private Placement, $109,950,000 (including $2,875,000 of underwriting fees which have been deferred by the underwriters as described in Note C) was placed in a trust account (the “Trust Account”) and invested in money market instruments or accounts meeting conditions of the Investment Company Act of 1940 and/or securities principally issued or guaranteed by the U.S. government until the earlier of (1) the consummation of the Company’s first Business Combination or (2) the distribution of the Trust Account as described below. The balance in the Trust Account including interest on March 31, 2007 was $112,692,470. In each quarter commencing July 2006, up to half of the interest earned during the preceding quarter on the amounts held in the Trust Account (net of taxes payable) was released to the Company to cover a portion of its working capital requirements. The aggregate amount of all funds so released to the Company may not exceed $1,000,000. (During the quarter ended March 31, 2007, $192,131 was transferred to working capital resulting in an aggregate transfer to working capital of $1,000,000 since July 2006.) This interest and the proceeds of the Offering that were not deposited in the Trust Account may be used to pay for business, legal, and accounting due diligence costs incurred in connection with prospective Business Combinations and continuing general and administrative expenses. The Company will seek stockholder approval before it effects an initial Business Combination, even if the nature of the Business Combination would not ordinarily require stockholder approval under applicable state law. The Company will proceed with such a Business Combination only if a majority of the shares of common stock voted by the public stockholders of the Company (the “Public Stockholders”) are voted in favor of the Business Combination and Public Stockholders owning less than 20% of the shares sold in the Offering both vote against the Business Combination and exercise their conversion rights as described below.

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Notes to Financial Statements

In no event will the pre-Public Offering stockholders of the Company (the “Initial Stockholders”) be considered Public Stockholders for purposes of voting for or against a Business Combination. Public Stockholders who convert their stock into an allocable share of the Trust Account will still have the right to exercise the warrants that they receive as part of the Units. In the event that Public Stockholders owning 20% or more of the stock sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of such a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Initial Stockholders. In this respect, $22,430,108 (including accretion of $440,116, comprised of interest income of $1,114,399 less taxes of $474,284 and $199,999 transferred to working capital since inception) has been classified as common stock subject to possible conversion at March 31, 2007. Voting against the initial Business Combination alone will not result in an election to exercise a stockholder’s conversion rights. A stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combination is voted upon by the stockholders. All of the Company’s Initial Stockholders, including all of the directors at the time of the Offering and officers of the Company, have agreed to vote all of the shares of common stock held by them in accordance with the vote of the majority in interest of all other stockholders of the Company, other than the Initial Stockholders, with respect to any initial Business Combination.

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

[3] Net Income Per Common Share:

Basic net income per share is calculated by dividing net income attributable to common stockholders by their weighted average number of common shares outstanding during the period. Calculation of the weighted average common shares outstanding during the period is comprised of 3,125,000 initial shares outstanding throughout the period from August 8, 2005 (date of inception) to March 31, 2007 and an additional 11,968,751 shares outstanding after the effective date of the Offering in March 2006. Basic net income per share subject to possible conversion is calculated by dividing accretion of Trust Account relating to common stock subject to possible conversion by 2,874,999 common shares subject to possible conversion. No effect has been given to potential issuances of common stock from warrants or the underwriter option in the diluted computation, as the effect would not be dilutive.

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

[5] Income Taxes:

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. There were no deferred taxes as of March 31, 2007.

[6] Deferred Acquisition Costs:

Costs related to proposed acquisitions are capitalized and will be expensed in the event the acquisition does not take place.

[7] Recently Issued Accounting Standards:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or anticipated to be taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transaction. FIN 48 is effective for fiscal years beginning after December 15, 2006. Adoption of FIN 48 is not expected to have a material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

NOTE D—COMMITMENTS

The Company presently occupies office space provided by an affiliate of several of its directors. Pursuant to an office administration agreement, the affiliate has furnished the Company with office facilities, equipment and clerical services at the facilities for $10,000 per month commencing on January 1, 2006. Amounts of $30,000, $90,000 and $150,000 for such services have been included in general and administrative expenses for the three-month period ended March 31, 2007, the nine-month period ended March 31, 2007 and the period from August 8, 2005 (date of inception) through March 31, 2007, respectively. The office administration agreement may be terminated by either party without penalty upon 30 days’ written notice to the other party.

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

NOTE F—COMMON STOCK

At March 31, 2007, 18,258,957 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

NOTE G—TAXES

Delaware franchise taxes are included in State taxes in the table below which details the Provision for taxes:

	Federal	State	Total
Period from January 1, 2007 through March 31, 2007	$464,791	$247,602	$712,393
Period from January 1, 2006 through March 31, 2006	10,726	—	10,726
Period from July 1, 2006 through March 31, 2007	1,050,500	789,219	1,839,719
Period from August 8, 2005 (date of inception) through March 31, 2006	10,704	—	10,704
Period from August 8, 2005 (date of inception) through March 31, 2007	$1,534,837	$841,241	$2,376,078

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

On March 27, 2006, we consummated our initial public offering of 14,375,000 units including the over-allotment option and received gross proceeds of $115,000,000. The underwriters were paid fees of 4.5% of the gross proceeds, or $5,175,000, and have agreed to defer an additional $2,875,000 of their underwriting fees until the consummation of a business combination. Upon the closing of the offering, $109,950,000 was placed in a trust account (the “trust account”), including $2,875,000 of deferred underwriting fees and $1,700,000 from the March 2006 private placement of rights to our directors at that time and officers and the spouse of one of our officers, as designee (“D&O rights”). The balance in the trust account including interest on March 31, 2007 was $112,692,470.

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

Net income for the three-month period ended March 31, 2007 was $496,941 and consisted of interest income of $1,392,968 earned predominantly on the trust account, offset by a $712,393 provision for taxes and $183,634 of general and administrative expenses (primarily attributable to $48,748 of insurance expense, $34,423 of travel expenses, $30,000 in fees for a monthly administrative services agreement that commenced January 1, 2006 and $29,801 of legal and accounting fees unrelated to our initial public offering). Net income attributable to common stockholders was $327,646 after allowing for the $169,295 accretion of the trust account relating to common stock subject to possible conversion. The accretion was comprised primarily of net investment income of $168,727.

Net income for the three-month period ended March 31, 2006 was $19,919 and consisted of interest income of $67,682 earned primarily on the trust account, offset by $37,037 of general and administrative expenses, which were primarily attributable to $30,000 in fees for a monthly administrative services agreement that commenced January 1, 2006, and a $10,726 provision for taxes. Net income attributable to common stockholders was $11,192 after allowing for $8,727 accretion of the trust account relating to common stock subject to possible conversion.

Net income for the nine-month period ended March 31, 2007 was $1,848,092 and consisted of interest income of $4,239,428 earned primarily on the trust account, offset by a $1,839,719 provision for taxes and $551,617 of general and administrative expenses (primarily attributable to $180,150 of legal and accounting fees unrelated to our initial public offering, $148,409 of insurance expense, $90,000 in fees for a monthly administrative services agreement that commenced January 1, 2006 and $67,939 of travel expenses). Net income attributable to common stockholders was $1,582,430 after allowing for the $265,662 accretion of the trust account relating to common stock subject to possible conversion. The accretion was comprised primarily of net investment income of $467,473, partially offset by the addition of $200,000 to working capital.

Net income for the period since inception on August 8, 2005 through March 31, 2006 was $19,879 and consisted of interest income of $67,801 earned primarily on the trust account, offset by $37,218 of general and administrative expenses, which were primarily attributable to $30,000 in fees for a monthly administrative services agreement that commenced January 1, 2006, and a $10,704 provision for taxes. Net income attributable to common stockholders was $11,152 after allowing for the $8,727 accretion of the trust account relating to common stock subject to possible conversion.

Net income for the period since inception on August 8, 2005 through March 31, 2007 was $2,510,950 and consisted of interest income of $5,584,635 earned predominantly on the trust account, offset by a $2,376,078 provision for taxes and $697,607 of general and administrative expenses (primarily attributable to $204,739 of insurance expense, $188,132 of legal and accounting fees unrelated to our initial public offering, $150,000 in fees for a monthly administrative services agreement that commenced January 1, 2006 and $69,361 of travel expenses). Accretion of the trust account relating to common stock subject to possible conversion totaled $440,116. Net income attributable to common stockholders was $2,070,834.

During each quarter commencing July 2006, up to half of the interest earned on the trust account (net of taxes payable) during the preceding quarter was released to the Company to cover a portion of working capital requirements. The aggregate amount of all funds released to the Company may not exceed $1,000,000. This interest and the net proceeds of our initial public offering that were not deposited in the trust account will be used to pay business, legal, and accounting due diligence costs incurred in connection with prospective business combinations and to pay continuing general and administrative expenses. During the three-month period ended March 31, 2007, $192,131 of the $845,093 in net interest income that was earned on the trust account during the preceding quarter was released.

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

As of March 31, 2007, $112,692,470 of the net proceeds of our initial public offering (including interest) was held in trust for the purposes of consummating a business combination. The proceeds held in trust have been invested in money market funds at JPMorgan Chase Bank, which invest in United States Treasury Bills, commercial paper and other money market instruments. JPMorgan Chase Bank also acts as trustee. As of March 31, 2007, the effective annualized interest rate payable on our investment was 5.02%.

We have not engaged in any hedging activities since our inception on August 8, 2005. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4 . Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic filings with the SEC under the Exchange Act, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. Management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of March 31, 2007. Based upon that evaluation, management has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk F actors.

See “Item 1A. Risk Factors” in the Form 10-K.

Item 2. Unregi stered Sales of Equity Securities and Use of Proceeds.

On March 27, 2006, we consummated our initial public offering of 14,375,000 units including the over-allotment option and received gross proceeds of $115,000,000. The securities sold in our initial public offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (No. 333-127871). The SEC declared the registration statement effective on March 21, 2006. The underwriters were paid fees of 4.5% of the gross proceeds, or $5,175,000, and have agreed to defer an additional $2,875,000 of their underwriting fees until the consummation of a business combination. Upon the closing of the initial public offering, $109,950,000 was placed in the trust account, including $2,875,000 of deferred underwriting fees and $1,700,000 from the March 2006 private placement of D&O rights. The balance in the trust account including interest on March 31, 2007 was $112,692,470. For a description of the use of proceeds generated in our initial public offering, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report.

Item 6. Exhibits.

Listed below are the exhibits that are furnished herewith as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description of Document
4	Warrant Clarification Agreement, dated February 13, 2007, between the Company and Mellon Investor Services LLC (incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006)

31.1	Certificate pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Financial Officer

32.1	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH AMERICAN INSURANCE LEADERS, INC.

May 15, 2007	/s/ William R. de Jonge
Date	Name: William R. de Jonge
Title: President