Form 10-K
period 2007-06-30
North American Insurance Leaders, Inc.
filed 2007-09-13
CIK 1336249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of December 29, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $108,405,597.70. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of Common Stock outstanding as of September 6, 2007: 17,968,750

(i)

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

(ii)

PART I

ITEM 1.	BUSINESS

Introduction

North American Insurance Leaders, Inc. is a blank check company that was organized under the laws of the State of Delaware on August 8, 2005. We were formed to effect a merger, capital stock exchange, asset acquisition, stock purchase and/or other similar transaction with one or more businesses in the insurance or insurance services industry in North America, which we refer to as a “business combination.” We have not generated revenue to date other than interest income. We are considered to be in the development stage and are subject to the risks associated with activities of development stage companies. Since our initial public offering in March 2006, we have been actively engaged in sourcing a suitable business combination candidate. We have met with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. As discussed below, on August 10, 2007, we announced that we had entered into a definitive agreement to, among other things, purchase from Deep South Holding, L.P. all of the outstanding ownership interests of that entity’s operating subsidiaries. However, as of the date of filing of this report, we have not consummated any business combination. Unless the context otherwise requires, references in this report to “the Company,” “we,” “us,” and “our” refer to North American Insurance Leaders, Inc.

Recent Developments

Deep South Holding, L.P. securities purchase agreement

On August 10, 2007, we announced that we had entered into a definitive Securities Purchase Agreement (the “SPA”) with Deep South Holding, L.P., a Texas limited partnership (“Seller” or “Deep South”), NAIL Acquisition Corp. I, a Delaware corporation and our wholly-owned subsidiary (“Buyer”), and David J. Disiere (the “Stockholder”). Pursuant to the SPA, (1) Buyer will purchase from Seller all of the outstanding ownership interests of the operating subsidiaries of Seller (the “Deep South Companies”), as well as certain assets of Seller relating to the business of the Deep South Companies, such as contracts, leases, intellectual property and fixed assets, and (2) Buyer will assume from Seller certain liabilities associated with such assets of Seller that are purchased. Following the closing of the transaction (the “Deep South acquisition”), Buyer will own 100% of the outstanding ownership interests of the Deep South Companies.

The Deep South Companies provide insurance-related services on behalf of certain insurance companies, including managing general agent and claims administration services with respect to commercial auto and general liability property and casualty insurance products. The Deep South Companies are: Deep South Surplus, Inc., a Louisiana corporation; Deep South Surplus of Georgia, Inc., a Georgia corporation; Deep South Surplus of Arkansas, Inc., an Arkansas corporation; Deep South Surplus of Tennessee, Inc., a Tennessee corporation; Deep South Surplus of Colorado, Inc., a Colorado corporation; Deep South Surplus of Ohio, Inc., an Ohio corporation; Deep South Surplus of New Mexico, Inc., a New Mexico corporation; Deep South Surplus of Florida, Inc., a Florida corporation; Deep South Surplus of Oklahoma, Inc., an Oklahoma corporation; Deep South Surplus of California, Inc., a Texas corporation; Southern National Risk Management, Inc., a Louisiana corporation; Deep South Surplus of Texas, L.P., a Texas limited partnership; and Deep South Surplus of Texas Management, LLC, a Texas limited liability company.

Under the terms of the SPA, we will acquire the Deep South Companies for an initial payment of an estimated $110 million. The initial consideration will be equal to 5.94x the proforma EBITDA of the business of the Deep South Companies for the twelve-month period ended December 31, 2007. The initial payment will be comprised of approximately 83% cash and 17% shares of our common stock. The Seller will have the opportunity to receive up to an additional approximately $65 million in cash and stock through an earn-out arrangement based on the future financial performance of the Deep South Companies over the two years following closing.

The SPA has been approved and adopted by our Board of Directors, but is subject to customary closing conditions, including, among others, the approval of our stockholders. We and Buyer have entered into an employment agreement with the Stockholder that will become effective as of the closing; and will at closing also enter into employment agreements with certain key executives of the Deep South Companies. In addition, at closing, the parties will enter into various other agreements, including an escrow agreement with respect to certain payments that may apply post-closing in the event of an adjustment to the earnings or working capital of the Deep South Companies, an assignment and assumption agreement with respect to the assets to be acquired by Buyer from Seller and a registration rights agreement and lock-up agreement with respect to certain shares of our common stock issued to Seller in the transaction and issued to the Stockholder pursuant to his employment agreement with us.

We expect that the Deep South acquisition will be consummated in the first quarter of 2008 and that the combined company will operate under the name Deep South Group, Inc., will be headquartered in Dallas, Texas and will trade on the American Stock Exchange. However, as discussed below, if we do not complete the Deep South acquisition by March 27, 2008, we may be forced to liquidate.

Effecting a Business Combination

Opportunity for stockholder approval of our initial business combination

We will submit the proposed business combination with Deep South to our stockholders for their approval. In connection with seeking stockholder approval of our initial business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Exchange Act, which will include a description of the operations of Deep South and certain required financial information regarding Deep South. The proxy solicitation materials will also include a discussion of certain risks relating to the proposed business combination and resulting business.

In connection with the vote required for the Deep South acquisition, all of our pre-initial public offering stockholders (“initial stockholders”), directors and officers have agreed to vote the shares of common stock then owned by them, including any shares offered in our initial public offering or acquired following our initial public offering, in accordance with the majority of the shares of common stock voted by the public stockholders other than our initial stockholders. Therefore, the initial stockholders will vote the entirety of their shares, either for or against an initial business combination, as determined by the totality of the public stockholder vote, and in no event will the initial stockholders be considered “public stockholders” for purposes of voting for or against an initial business combination. Our initial stockholders will not have any conversion rights attributable to their shares in the event that the Deep South acquisition is approved by a majority of our public stockholders. We will proceed with the Deep South acquisition only if (1) a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and (2) public stockholders owning less than 20% of the shares sold in our initial public offering exercise their conversion rights. We have structured the Deep South acquisition so that the transaction will proceed and may be consummated even if the maximum number of shares that may be converted to cash in connection with the transaction are in fact converted to cash, reducing the amount of cash ultimately available to consummate the transaction by up to approximately 20%. However, we will not proceed with the Deep South acquisition if public stockholders owning 20% or more of the shares sold in our initial public offering both vote against the business combination and exercise their conversion rights, even if public stockholders holding a majority of the shares vote in favor of the business combination.

Conversion rights

At the time we seek stockholder approval of the Deep South acquisition, we will offer each public stockholder (other than our initial stockholders) the right to have the stockholder’s shares of common stock converted into cash if the stockholder votes against the business combination and the business combination is nevertheless approved and completed. The per share conversion price will be calculated as of two business days prior to the consummation of the business combination, and will equal the amount in the trust account (the “trust account”) into which the proceeds of our initial public offering and March 2006 private placement of rights to our directors at that time and officers and the spouse of one of our officers, as designee (“D&O rights”), were placed, divided by the number of shares sold in our initial public offering (14,375,000). As of June 30, 2007, $113,086,337 was in the trust account.

An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to the proposed business combination at a meeting held for that purpose. However, a conversion request will not be granted unless (1) the stockholder votes against the business combination and (2) the business combination is nevertheless approved by at least a majority of our stockholders and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the stockholders meeting. It is anticipated that the funds to be distributed to eligible stockholders who elect conversion will be distributed promptly after completion of the business combination. Public stockholders who so convert their stock will still have the right to exercise the warrants that they received as part of the units sold in our initial public offering. We will not complete the proposed business combination if our public stockholders (other than our initial stockholders) owning 20% or more of the shares sold in our initial public offering both vote against a business combination, and exercise their conversion rights.

Liquidation if no business combination

As a result of having executed the SPA, the deadline for our consummation of a business combination was extended from September 27, 2007 (within 18 months after the completion of our initial public offering) to March 27, 2008 (within 24 months after the completion of our initial public offering). However, this extension relates only to the Deep South acquisition. If we do not consummate the Deep South acquisition by March 27, 2008, we will liquidate, unless (i) we have satisfied the criteria for extension of the September 27, 2007 deadline in connection with another business combination and have consummated that transaction by March 27, 2008 or (ii) the period within which to consummate a business combination is extended by an amendment to our amended and restated certificate of incorporation by the affirmative vote of at least 80% of our outstanding shares. Upon liquidating we will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then on deposit in the trust account, inclusive of (1) the 2.5% deferred underwriting discount, (2) the proceeds from the D&O rights and (3) interest earned on the trust account, net of taxes payable, that was not released to us, plus any remaining net assets. If the Deep South acquisition is terminated prior to March 27, 2008, we will lose the extension to March 27, 2008, unless by September 27, 2007 we have executed a letter of intent, an agreement in principle or a definitive agreement to complete another business combination and that other business combination has not been terminated. If the September 27, 2007 deadline is extended in connection with another business combination, and neither the Deep South acquisition nor that business combination is consummated by March 27, 2008, we will liquidate unless the period within which to consummate a business combination is extended by an amendment to our amended and restated certificate of incorporation as described above. We expect that it will be difficult to negotiate another business combination and satisfy the extension criteria with respect to any such other business combination before September 27, 2007. These conditions raise a substantial doubt about our ability to continue as a going concern.

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

If we were to expend all of the net proceeds of our initial public offering, based on June 30, 2007 data the initial per share liquidation price would be approximately $7.87, or $0.13 less than the per unit initial public offering price of $8.00. The offering proceeds deposited in the trust account could, however, become subject to the claims of our creditors, and the claims would have a preference over the claims of our public stockholders in the event of a liquidation. In the event of liquidation, the actual per share liquidation price may be less than approximately $7.87, due to claims of creditors. Each of Messrs. Scott A. Levine, William R. de Jonge, Francis E. Lauricella and Laurence N. Strenger (our former director) and Ms. Paula S. Butler has agreed pursuant to an agreement with us and CRT Capital Group LLC, representative of the underwriters for our initial public offering, that, if we liquidate prior to the consummation of a business combination, they will be personally liable, on a joint and several basis, to ensure that the proceeds of the trust account are not reduced by the claims of vendors for services rendered or products sold to us as well as claims of prospective target businesses for fees and expenses of third parties that we have agreed in writing to pay in the event we do not complete a combination with the business. These obligations of Messrs. Levine, de Jonge, Lauricella, and Strenger and Ms. Butler will remain in place even if the period within which to consummate a business combination is extended by an amendment to our amended and restated certificate of incorporation. However, Messrs. Levine, de Jonge, Lauricella, and Strenger and Ms. Butler may not be able to satisfy their obligations.

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

Government Regulation of the Insurance Industry

The insurance operations of both insurance companies, and insurance agents and brokers, are subject to a wide variety of insurance and other laws and regulations. Such laws and regulations are generally designed to ensure financial solvency of insurance companies, as well as fair and adequate service and treatment for policyholders. An insurance company or other insurance entity (including agents and brokers) conducting an insurance business in the U.S. is subject to state insurance legislation and insurance regulations promulgated by state insurance departments charged with ensuring compliance with such legislation. An insurance entity will be subject to insurance legislation and regulations in each state in which the entity is domiciled, licensed and/or transacts insurance. Insurance business conducted outside the U.S. is regulated by foreign insurance regulators pursuant to applicable foreign insurance laws.

U.S. insurance statutes and regulations provide state insurance departments broad administrative powers with respect to, among other things:

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

Insurance companies and other insurance entities are required to obtain individual or business entity licenses in each state in which they will transact insurance or act as an insurance company, broker, agent, third party administrator, managing general agent, reinsurance intermediary or claims adjuster. The requirements for operating in particular states and countries (and applicable limitations on so operating) vary according to the licensing requirements of the particular state or country. Depending on the jurisdiction or jurisdictions in which we operate, this may require that we operate in a given state or country through a local corporation. In a few states and countries, licenses are issued only to individual residents or locally owned business entities. In such cases, we would expect to enter into arrangements with residents or business entities licensed to act in the state or country.

In the United States, state insurance departments typically monitor compliance with applicable insurance legislation and regulations through periodic regulatory reporting procedures and examinations of insurance entities, including insurance companies and agents/brokers. Quarterly and annual financial reports submitted by insurance companies to state regulators in the U.S. utilize statutory accounting principles, which differ in important respects from U.S. generally accepted accounting principles. Statutory accounting principles, in keeping with the intent to assure protection of policyholders, are based on a liquidation concept, while U.S. generally accepted accounting principles are based on a going-concern concept.

State insurance regulators in the United States are members of the National Association of Insurance Commissioners, or the NAIC. The NAIC seeks to promote uniformity of, and to enhance the state regulation of, insurance throughout the United States. Both the NAIC and individual state regulators typically focus on the solvency of insurance companies and their conduct in the marketplace. This focus is reflected in additional regulatory oversight by the states and emphasis on the enactment or adoption of a series of NAIC model laws and regulations designed to promote solvency. In addition, the NAIC has a “risk-based capital” formula for analyzing insurance companies that establishes specified “minimum” capital threshold levels varying with the size and mix of an insurance company’s business. The risk-based capital formula is designed to identify companies with capital levels that may require regulatory attention. In the event we enter into a business combination with an insurance company, to obtain regulatory approval, we may need to demonstrate that we have invested sufficient capital to support the underwriting capacity of a target insurance-related business and to ensure that such insurance-related business has capital available to cover periodic spikes in liabilities in respect of its claims.

Activities of insurance companies are also monitored through U.S. insurance holding company laws, which require prior notice to, and approval by, relevant state insurance departments with respect to certain actions, such as those resulting in a change in control of an insurance company, payments of extraordinary dividends by an insurance company, transactions between an insurance company and an affiliate of such insurance company within the same insurance holding company system, transfers of assets between insurance holding companies, intracorporate transfers of assets within a particular holding company and payment of dividends by insurance company subsidiaries to their corporate parent. In addition, any loans extended by an insurance company or any of its operating subsidiaries are subject to federal and applicable state truth-in-lending and credit regulations, insurance premium finance acts, retail installment sales acts and other similar consumer protection legislation.

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

Currently, the U.S. federal government generally does not directly regulate the business of insurance. However, federal initiatives, such as federal terrorism backstop legislation, also may impact the insurance industry, and federal legislation and administrative policies may significantly and adversely affect insurance companies. These policies include financial services regulation, securities regulation, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct federal regulation of insurance have been proposed. These proposals include measures to provide an optional federal charter for insurance companies and bills such as The National Insurance Act which would provide for a dual system of state and federal supervision of insurance companies, agencies and brokerages. We cannot predict whether this or other proposals will be adopted or what impact, if any, the proposals or (if enacted) the laws, could have on the business, financial condition or results of operations of a target business.

Competition

If we succeed in effecting a business combination such as the Deep South acquisition, we will in all likelihood face competition from competitors of the target business. This competition is based on a number of factors, including service, the ranges, prices and features of products offered, commission structures, business capabilities, name recognition and the quality, credit rating and claims-paying record of the insurance companies with which the target business places insurance. Some of these competitors may have greater financial resources with which to compete and a greater market share.

Facilities

We do not own any real estate or other physical properties. Our headquarters are located at 885 Third Avenue, 31st Floor, New York, New York 10022. Under an office administration agreement between Ampton, a private advisory and investment firm, and us, Ampton furnishes us with office facilities, equipment and clerical services at the facilities in exchange for a payment of $10,000 per month. The office administration agreement may be terminated by either party without penalty upon 60 days’ prior written notice to the other party. We believe, based on our management’s experience, that our office facilities are suitable and adequate for our business prior to the consummation of a business combination.

Employees

We currently have three officers, two of whom are also members of our board of directors. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. We do not intend to have any full-time employees prior to the consummation of a business combination.

Available Information

We file with or submit to the SEC annual, quarterly and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. While we do not have a website with available filings, we will provide, at no additional charge, copies of these reports, proxy and information statements and other information upon request to our address at 885 Third Avenue, 31st Floor, New York, NY 10022, Attention: Joan Mikos or by telephone to (212) 319-9407. You may also inspect and copy these reports, proxy statements and other information, and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this report, before making a decision to invest in our securities. If any of the following risks occur, our business, financial condition and results of operations may be adversely affected.

Risks Related to the Proposed Deep South Acquisition

There are significant obstacles to completing the Deep South acquisition and we cannot assure you that the deal will be consummated.

We will proceed with the Deep South acquisition only if (1) a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination, (2) public stockholders owning less than 20% of the shares sold in our initial public offering exercise their conversion rights and (3) regulatory requirements are satisfied. The SPA that we entered into with Deep South contains a number of other conditions to closing, some or all of which may not be satisfied. Many of these conditions are beyond our control and include, among others, the continued accuracy of representations and warranties in the SPA.

We cannot be certain that we will obtain the necessary stockholder approval or that 20% or more of the public stockholders will not vote against the acquisition and opt to convert their shares, or that we and Deep South will satisfy other closing conditions. Accordingly, we may be unable to compete the Deep South acquisition in a timely manner and may be forced to liquidate.

If we are unable to complete the Deep South acquisition, we may not have enough time to negotiate and consummate another business combination and may be required to liquidate.

We must complete a business combination having a fair market value equal to at least 80% of our net assets at the time of the business combination by September 27, 2007 (or by March 27, 2008 if a letter of intent, agreement in principle or a definitive agreement has been executed by September 27, 2007 and the business combination relating thereto has not yet been consummated by September 27, 2007). While our deadline for consummation of the Deep South acquisition has been extended to March 27, 2008, if the Deep South acquisition is terminated or we do not otherwise consummate the Deep South acquisition by March 27, 2008, we will be forced to liquidate our assets, unless (i) by September 27, 2007 we have executed a letter of intent, an agreement in principle or a definitive agreement to complete another business combination and that other business combination has not been terminated or (ii) the period within which to consummate a business combination is extended by an amendment to our amended and restated certificate of incorporation by the affirmative vote of at least 80% of our outstanding shares. If the September 27, 2007 deadline is extended in connection with another business combination, and neither the Deep South acquisition nor that business combination is consummated by March 27, 2008, we will be forced to liquidate our assets unless the period within which to consummate a business combination is extended by an amendment to our amended and restated certificate of incorporation as described above. We expect that it will be difficult to negotiate another business combination and satisfy the extension criteria with respect to any such other business combination before September 27, 2007.

In connection with our ongoing due diligence investigation with respect to the Deep South acquisition, we expect that we will identify and discuss additional risks relating to the Deep South acquisition and resulting business in the related proxy solicitation materials.

We are conducting an ongoing due diligence investigation with respect to the Deep South acquisition. As a result of this due diligence investigation, we expect that we will identify and discuss additional risks relating to the Deep South acquisition and resulting business in the related proxy solicitation materials. We urge you to read these proxy solicitation materials carefully when they become available.

If we are forced to liquidate before consummating the Deep South acquisition or another business combination, our public stockholders may receive a liquidation distribution per share that is less than the initial $8.00 initial public offering price of our units, upon distribution of the funds held in the trust account, and our outstanding warrants will expire with no value.

If we are unable to complete the Deep South acquisition or another business combination and are forced to liquidate our assets, the liquidation amount distributed to our public stockholders may be less than the initial $8.00 initial public offering price of our units. If such a liquidation had occurred as of June 30, 2007, the liquidation amount would have been $7.87 per share. Furthermore, the warrants will expire with no value if we liquidate before completing a business combination.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share liquidation price received by our stockholders upon liquidation would be less than the pro-rata share of the amount in the trust account at that time.

Our placing of funds in the trust account may not protect those funds from third-party claims against us or other liabilities. Although we will seek to have all third parties, including any vendors, prospective target businesses and other entities with whom we engage in business, enter into agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will enter into such agreements. There is also no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations or transactions with us or that they will not seek recourse against the trust account for any reason. Accordingly, the funds held in the trust account could be subject to claims that take priority over the claims of our public stockholders, and the per share liquidation price could be less than the pro-rata share of the amount in the trust account at that time, which could be less than the $7.87 per share liquidation amount that would have been paid if the liquidation had occurred as of June 30, 2007, due to claims of such creditors or other entities. If we are unable to complete a business combination and are forced to liquidate, certain of our directors, former directors and officers have agreed to be personally liable, on a joint and several basis, for ensuring that the proceeds in the trust account are not reduced by the claims of vendors for services rendered or products sold to us as well as claims of prospective target businesses for fees and expenses of third parties that we agree in writing to pay in the event we do not complete a combination with such business. These obligations of Messrs. Levine, de Jonge, Lauricella and Strenger and Ms. Butler will remain in place even if the period within which to consummate a business combination is extended by an amendment to our amended and restated certificate of incorporation. However, these directors and officers may not be able to satisfy their obligations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Even after our liquidation (including the distribution of the monies then held in the trust account), under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. We cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders in our dissolution could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders in our dissolution.

If we do not, in a timely manner, consummate the acquisition of Deep South or another business combination and are forced to liquidate, payments from the trust account to our public stockholders may be delayed.

We anticipate that, if we are required to liquidate, our board of directors would adopt a specific plan of dissolution and liquidation. The plan of dissolution and liquidation would be submitted to stockholders for approval. The submission of the plan for approval by the stockholders would require the filing of a proxy statement with the SEC. Depending on whether the SEC decided to review the proxy statement (a decision over which we have no control and cannot predict), the process from the adoption of the plan of dissolution and liquidation by the board until completion of the plan and distribution of funds to stockholders may take an extended period of time. We will not liquidate the trust account unless and until our stockholders approve our plan of dissolution and liquidation. Accordingly, the foregoing procedures may result in substantial delays in our liquidation and the distribution to our public stockholders of the funds in our trust account and any remaining net assets as part of our plan of dissolution and liquidation.

If we consummate the acquisition of Deep South, we will be issuing additional shares of our common stock. This would reduce the percentage of equity interest of our stockholders in our company.

As a consequence of the issuance of over two million shares of our common stock in consideration for the acquisition of the securities of Deep South, our stockholders will experience immediate dilution with the Seller owning approximately 11.5% of the outstanding shares of our common stock immediately after the closing. Additionally, the Seller could receive up to an additional approximately $65 million in cash and additional shares of our common stock through an earn-out arrangement based on the future financial performance of the Deep South Companies over the two years following the closing of the Deep South acquisition. Furthermore, up to 7.5% of our outstanding shares of common stock immediately after the closing would be issuable under NAIL Acquisition Corp. I’s employee stock incentive plan to be established pursuant to the terms of the SPA. The presence of the foregoing additional number of shares of common stock eligible for trading in the public market, or the perception that such additional shares may become eligible for trading, may have an adverse effect on the market price of our common stock.

If we consummate the acquisition of Deep South, our outstanding warrants may be exercised, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. This might have an adverse effect on the market price of our common stock.

Outstanding warrants to purchase an aggregate of 16,758,957 shares of common stock issued in conjunction with our initial public offering will become exercisable if we consummate the Deep South acquisition. We expect that these warrants will be exercised only if the $6.00 per share exercise price is below the then market price of our common stock. To the extent that the warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. Sales of a substantial number of shares issued on exercise of the warrants in the public market could adversely affect the market price of our common stock.

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

Our amended and restated certificate of incorporation further provides that until the consummation of our initial business combination, the above requirements and restrictions will not be amended unless the amendment is approved by the affirmative vote of at least 80% of our outstanding shares. Under Delaware law, any amendment to our amended and restated certificate of incorporation must first be recommended to the stockholders by our board of directors. In the event that any of these provisions is approved by the requisite 80% of our common stock, those public stockholders (other than our initial stockholders) voting against the amendment will have the option to convert their shares into their pro rata share of the trust account at the time the amended and restated certificate of incorporation is amended. In connection with any vote required to approve an amendment to these provisions of our amended and restated certificate of incorporation, all of our initial stockholders, directors and officers have agreed to vote the shares of common stock then owned by them, including any shares offered in our initial public offering or acquired following our initial public offering, in accordance with the majority of the shares voted by our public stockholders (other than our initial stockholders). Any such amendment could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions.

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

We are a development stage company incorporated in 2005 with no operations to date other than organizational activities and our sourcing of a suitable business combination candidate. Because we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to consummate a business combination with one or more insurance-related businesses. We will not generate any revenues (other than interest income on the proceeds of our initial public offering and March 2006 private placement of D&O rights held in the trust account) until, at the earliest, after the consummation of our initial business combination. We cannot assure you as to when, or if, our initial business combination will occur.

All of our directors and officers, other than Mr. Sroka, and their affiliates and/or their designees, own shares that will not participate in liquidation distributions and the D&O warrants will expire worthless in the event of a liquidation. Consequently, such persons may have a conflict of interest in determining whether Deep South or another target is appropriate for a business combination.

All of our directors and officers, other than Mr. Sroka, and their affiliates and/or their designees own stock in our company. These individuals have, with respect to shares of our common stock acquired by them prior to our initial public offering, waived their right with respect to shares of common stock that they own or control to receive distributions upon our liquidation in the event we fail to complete a business combination. Certain of our directors and officers and the spouse of one of our officers, as designee, purchased from us on the closing date of our initial public offering an aggregate of 1,700,000 D&O rights to purchase warrants (“D&O warrants”) having an aggregate fair market value at the time of purchase of $1,700,000. In the event of a liquidation prior to our initial business combination, these shares and D&O warrants will be worthless and the $1,700,000 proceeds from the issuance and sale of the D&O rights will be included in the funds that are distributed to our public stockholders. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting target businesses and completing a business combination in a timely manner. Consequently, our management’s discretion in determining whether Deep South is appropriate for a business combination may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination, including the Deep South acquisition, are appropriate and in our stockholders’ best interests.

We may not have sufficient proceeds available to fund our expenses, and may be unable to secure additional financing.

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

Since August 2003, based upon publicly available information, approximately 117 similarly structured blank check companies have completed initial public offerings. Of these companies, we estimate that only 32 companies have consummated a business combination, while 25 other companies have announced they have entered into a letter of intent or a definitive agreement for a business combination, but have not consummated such business combination. Additionally, five companies have agreed to dissolve and distribute their assets to shareholders. Accordingly, there are approximately 55 blank check companies with approximately $6.0 billion in trust that are seeking to carry out a business plan similar to our business plan, although not necessarily relating to the insurance or insurance services industry in North America. Furthermore, there are more than 40 additional offerings for blank check companies seeking to raise over $5.5 billion that are still in the registration process but that have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings in the future and prior to our completion of a business combination. While some of these companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose or have a very broad definition of the industry they will target. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time period. Further, because only 57 of such companies have either consummated a business combination or entered into a letter of intent or a definitive agreement for a business combination, this may indicate that there are fewer attractive target businesses available to such entities or that many privately held target businesses are not inclined to enter into these types of transactions with publicly held blank check companies like ours. If we are unable to consummate a business combination with a target business within the prescribed time period, we will be forced to liquidate.

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

Although we believe no conflict of interest currently exists, our directors and officers may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those we intend to conduct. Also, some of our directors are currently involved in businesses that are similar to the business activities that we intend to conduct following a business combination. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Mr. Levine, our Chairman of the Board, is a senior adviser to Ampton, a private advisory and investment firm. Mr. de Jonge, our President and one of our directors, is a managing director of Ampton and de Jonge LLC, a private advisory and investment firm. Mr. Lauricella, one of our Executive Vice Presidents and directors, serves as the managing director of FL Advisors, LLC, an advisory firm to financial services companies. Mr. Sroka, one of our directors, serves as Managing Director of Corporate Solutions Group, an investment banking firm. In addition, Mr. Prentice, one of our directors, serves as a director of the board of the National Life Insurance Company of Vermont. Although Messrs. Levine and de Jonge are not aware of any fiduciary obligations they have with respect to any insurance-related companies, and while Messrs. Lauricella, Sroka and Prentice are not aware of any actual or potential conflicts of interest at this time, due to these affiliations, our directors may have obligations to present potential business opportunities to other entities as well as us, which could cause conflicts of interest. These conflicts may not be resolved in our favor.

In any event, all ongoing and future transactions between us and any of our directors, officers, initial stockholders or their respective affiliates (1) will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and (2) such transactions will require prior approval in each instance by a majority of our independent directors or the members of our board who do not have an interest in the subject transaction, in either case who had access to legal counsel at our expense.

The loss of key personnel could adversely affect our ability to operate.

Our operations depend upon a relatively small group of officers and directors, and our ultimate success depends on the continued service of these individuals. We cannot assure you that these individuals will remain with us for the immediate or foreseeable future. We do not have employment contracts with, or key man insurance policies on, any of our officers or directors. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on us, including a detrimental effect on our ability to effect a business combination.

We may use a significant portion of working capital in pursuing business combinations that are not consummated.

There is no assurance the Deep South acquisition or any other business combination will be consummated. The investigation of target businesses and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys, actuaries and others. If we or the owners of a target business decide not to complete a specific business combination, any costs we have incurred for such proposed business combination, potentially including down payments or exclusivity or similar fees, would not be recoverable. We may fail to consummate a business combination for any number of reasons, including events beyond our control. For instance, there is a possibility that 20% or more of our public stockholders will vote against the proposed business combination and exercise their conversion rights with respect to their shares of common stock even though a majority of our public stockholders approve the proposed business combination. Any such event would result in a loss to us of the related costs incurred, which could adversely affect subsequent attempts to locate and effect a business combination with another insurance-related business.

Our stockholders are not entitled to some protections normally afforded to investors of blank check companies under federal securities laws.

Since we have net tangible assets in excess of $5,000,000, we believe that we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, our stockholders are not afforded the benefits or protections of those rules.

Our directors and officers, their affiliates and/or their designees control a significant interest in us and thus may influence certain actions requiring a stockholder vote.

Our directors and officers, their affiliates and/or their designees collectively control, directly or indirectly, approximately 17.8% of our issued and outstanding shares of common stock. In addition, on the closing date of our initial public offering our directors at that time and officers and the spouse of one of our officers, as designee, purchased from us an aggregate of 1,700,000 D&O rights, which automatically converted into 2,383,957 D&O warrants on July 19, 2006. The exercise of those D&O warrants may increase such persons’ ownership in us. Although these D&O warrants will not be exercisable until the consummation of our initial business combination, exercise at that time would further increase our directors’ and officers’ effective control of our common stock. This increase could allow the initial stockholders to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after completion of our initial business combination.

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

If our initial stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock, and the existence of these rights may make it more difficult to effect certain business combinations.

Our initial stockholders are entitled to demand in certain circumstances that we register the resale of their shares of common stock owned prior to our initial public offering and their D&O warrants and the shares of common stock underlying the D&O warrants. The holders of the majority of the shares of common stock owned prior to our initial public offering may elect to exercise these registration rights at any time after the date on which their shares of common stock are released from escrow (March 21, 2009). The holders of the majority of, collectively, the D&O warrants and the shares of common stock underlying the D&O warrants may elect to exercise their registration rights at any time after the date of the expiration of the lock-up agreement restricting the transfer of such securities, which will occur upon the consummation of our initial business combination. For more information, please see “Item 13. Certain Relationships and Related Transactions— Certain Relationships and Related Transactions — Registration Rights.”

If our initial stockholders exercise their registration rights with respect to all of their shares of common stock and D&O warrants to purchase shares of common stock, then there will be an additional 3,125,000 shares of common stock eligible for trading in the public market (and potentially another 2,383,957 shares of common stock issuable to certain of our initial stockholders upon the exercise of the D&O warrants). The presence of these additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effect, or increase the cost of, a business combination with a target business, as the stockholders of a particular target business, or incumbent or new managers of the target business, may be discouraged from entering into a business combination or working with us or may request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock. This will be particularly relevant in the case of a prospective business combination for which our equity securities comprise a portion of the consideration.

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

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete the Deep South acquisition.

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

To this end, the proceeds held in trust have only been invested by the trust agent in securities issued or guaranteed by the United States or money market funds meeting conditions of the 1940 Act. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the 1940 Act. As a result, we do not believe that our anticipated activities will subject us to the 1940 Act. If we were deemed to be subject to the 1940 Act, compliance with these additional regulatory burdens would require additional expense that we do not anticipate and for which we have not allotted any funds in our budget.

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

Market Information

Our units, which consist of one share of our common stock, par value $0.0001 per share, and one warrant to purchase one share of our common stock, trade on the American Stock Exchange under the symbol “NAO.U.” Our warrants and common stock have traded separately on the American Stock Exchange under the symbols “NAO.WS” and “NAO,” since April 3, 2006 and April 4, 2006, respectively. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00 on the date of our consummation of an initial business combination. Our warrants will expire at 5:00 p.m., New York City time, on March 21, 2010, or earlier upon redemption.

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per unit, warrant and share of common stock, respectively, as reported on the AMEX.

	Units				Warrants				Common Stock
Quarter ended	High		Low		High		Low		High		Low
June 30, 2007	$8.30		$7.93		$0.70		$0.48		$7.71		$7.54
March 31, 2007	$8.05		$7.72		$0.68		$0.45		$7.69		$7.33
December 31, 2006	$7.90		$7.55		$0.64		$0.33		$7.55		$7.27
September 30, 2006	$8.02		$7.62		$0.85		$0.35		$7.39		$7.18
June 30, 2006	$8.35	(1)	$7.85	(1)	$1.05	(2)	$0.60	(2)	$7.55	(3)	$7.10	(3)

(1)	Represents the high and low sales prices, respectively, from our initial public offering on March 21, 2006 through June 30, 2006.
(2)	Represents the high and low sales prices, respectively, from April 3, 2006, the date that our warrants first became separately tradable, through June 30, 2006.
(3)	Represents the high and low sales prices, respectively, from April 4, 2006, the date that our common stock first became separately tradable, through June 30, 2006.

Holders

As of September 6, 2007, we had 1 holder of record of our units, 18 holders of record of our common stock and 11 holders of record of our warrants.

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

Performance Graph

The graph below compares the cumulative total return of our common stock from April 4, 2006, the date on which our common stock first became separately tradable on the American Stock Exchange, through June 30, 2007 with the cumulative total return of the AMEX Composite Index and the S&P 600 Small-Cap Insurance

Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the AMEX Composite Index and the S&P 600 Small-Cap Insurance Index over the indicated time periods, and assumes reinvestment of all dividends. We have not paid any dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Total Return Analysis

	4/4/2006	6/30/2006	9/30/2006	12/31/2006	3/31/2007	6/30/2007
North American Insurance Leaders, Inc.	$100.00	$97.35	$96.95	$97.22	$99.87	$101.59
AMEX Composite Index	100.00	99.08	98.61	106.82	114.44	124.26
S&P 600 Small-Cap Insurance Index	100.00	92.93	98.62	106.45	106.41	109.41

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

The D&O warrants have terms and provisions that are identical to those of the warrants sold as part of our units but will not be transferable or salable by our directors and officers and the spouse of one of our officers, as designee, until the consummation of our initial business combination. In the event of liquidation prior to our initial business combination, the D&O warrants will expire worthless.

Holders of the D&O warrants are permitted to transfer D&O warrants in certain limited circumstances, such as by will in the event of their death. However, the transferees receiving such D&O warrants will be subject to the same sale restrictions imposed on our directors and officers and the spouse of one of our officers, as designee, who initially purchased the D&O rights from us.

Uses of Proceeds from Registered Securities

On March 27, 2006, we consummated our initial public offering of 14,375,000 units including the over-allotment option and received gross proceeds of $115,000,000. The securities sold in our initial public offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (No. 333-127871). The SEC declared the registration statement effective on March 21, 2006. The underwriters were paid fees of 4.5% of the gross proceeds, or $5,175,000, and have agreed to defer an additional $2,875,000 of their underwriting fees until the consummation of a business combination. Upon the closing of the initial public offering, $109,950,000 was placed in the trust account, including $2,875,000 of deferred underwriting fees and $1,700,000 from the March 2006 private placement of D&O rights. The balance in the trust account including interest on June 30, 2007 was $113,086,337. For a description of the use of proceeds generated in our initial public offering, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this report.

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

Statement of Operations Data	July 1, 2006 through June 30, 2007	August 8, 2005 (Date of Inception) through June 30, 2006	August 8, 2005 (Date of Inception) through June 30, 2007
Interest income	$5,654,088	$1,345,207	$6,999,295
General and administrative expenses	$936,248	$145,990	$1,082,238
Net income before provision for taxes	$4,717,840	$1,199,217	$5,917,057
Provision for taxes	$2,292,513	$536,359	$2,828,872
Net income	$2,425,327	$662,858	$3,088,185
Accretion of trust account relating to common stock subject to possible conversion	$(457,077)	$(174,454)	$(631,531)
Net income attributable to common stockholders	$1,968,250	$488,404	$2,456,654
Weighted average common shares outstanding subject to possible conversion	2,874,999	2,874,999
Basic and diluted net income per share subject to possible conversion	$0.16	$0.06
Weighted average common shares outstanding	15,093,751	6,858,372
Basic and diluted net income per share	$0.13	$0.07

Balance sheet data	June 30, 2007	June 30, 2006
Cash and cash equivalents	$430,776	$281,677
Cash and cash equivalents in trust account	$113,086,337	$111,291,949
Prepaid expenses	$167,761	$348,570
Deferred acquisition costs	$183,523	$—
Other assets	$—	$2,677
Total assets	$113,868,397	$111,924,873
Total current liabilities	$2,939,430	$3,421,234
Common stock, subject to possible conversion, 2,874,999 shares at conversion value	$22,621,524	$22,164,446
Total stockholders’ equity	$88,307,443	$86,339,193
Total liabilities and stockholders’ equity	$113,868,397	$111,924,873

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a “blank check” company that was organized under the laws of the State of Delaware on August 8, 2005. We were formed to effect a merger, capital stock exchange, asset acquisition, stock purchase and/or other similar transaction with one or more businesses in the insurance or insurance services industry in North America, which we refer to as a “business combination.” We have not generated revenue to date other than interest income. We are considered to be in the development stage and are subject to the risks associated with activities of development stage companies. Since our initial public offering in March 2006, we have been actively engaged in sourcing a suitable business combination candidate. We have met with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. As discussed below, on August 10, 2007, we announced that we had entered into a definitive agreement to, among other things, purchase from Deep South Holding, L.P. all of the outstanding ownership interests of that entity’s operating subsidiaries. However, as of the date of filing of this report, we have not consummated any business combination. We have selected June 30 as our fiscal year end. Our securities trade on the American Stock Exchange.

Recent Developments

On August 10, 2007, we announced that we had entered into a definitive Securities Purchase Agreement (the “SPA”) with Deep South Holding, L.P., a Texas limited partnership (“Seller” or “Deep South”), NAIL Acquisition Corp. I, a Delaware corporation and our wholly-owned subsidiary (“Buyer”), and David J. Disiere (the “Stockholder”). Pursuant to the SPA, (1) Buyer will purchase from Seller all of the outstanding ownership interests of the operating subsidiaries of Seller (the “Deep South Companies”), as well as certain assets of Seller relating to the business of the Deep South Companies, such as contracts, leases, intellectual property and fixed assets, and (2) Buyer will assume from Seller certain liabilities associated with such assets of Seller that are purchased. Following the closing of the transaction (the “Deep South acquisition”), Buyer will own 100% of the outstanding ownership interests of the Deep South Companies.

The Deep South Companies provide insurance-related services on behalf of certain insurance companies, including managing general agent and claims administration services with respect to commercial auto and general liability property and casualty insurance products. The Deep South Companies are: Deep South Surplus, Inc., a Louisiana corporation; Deep South Surplus of Georgia, Inc., a Georgia corporation; Deep South Surplus of Arkansas, Inc., an Arkansas corporation; Deep South Surplus of Tennessee, Inc., a Tennessee corporation; Deep South Surplus of Colorado, Inc., a Colorado corporation; Deep South Surplus of Ohio, Inc., an Ohio corporation; Deep South Surplus of New Mexico, Inc., a New Mexico corporation; Deep South Surplus of Florida, Inc., a Florida corporation; Deep South Surplus of Oklahoma, Inc., an Oklahoma corporation; Deep South Surplus of California, Inc., a Texas corporation; Southern National Risk Management, Inc., a Louisiana corporation; Deep South Surplus of Texas, L.P., a Texas limited partnership; and Deep South Surplus of Texas Management, LLC, a Texas limited liability company.

Under the terms of the SPA, we will acquire the Deep South Companies for an initial payment of an estimated $110 million. The initial consideration will be equal to 5.94x the proforma EBITDA of the business of the Deep South Companies for the twelve-month period ended December 31, 2007. The initial payment will be comprised of approximately 83% cash and 17% shares of our common stock. The Seller will have the opportunity to receive up to an additional approximately $65 million in cash and stock through an earn-out arrangement based on the future financial performance of the Deep South Companies over the two years following closing.

The SPA has been approved and adopted by our Board of Directors, but is subject to customary closing conditions, including, among others, the approval of our stockholders. We and Buyer have entered into an employment agreement with the Stockholder that will become effective as of the closing; and will at closing also enter into employment agreements with certain key executives of the Deep South Companies. In addition, at closing, the parties will enter into various other agreements, including an escrow agreement with respect to certain payments that may apply post-closing in the event of an adjustment to the earnings or working capital of the Deep South Companies, an assignment and assumption agreement with respect to the assets to be acquired by Buyer from Seller and a registration rights agreement and lock-up agreement with respect to certain shares of our common stock issued to Seller in the transaction and issued to the Stockholder pursuant to his employment agreement with us.

We expect that the Deep South acquisition will be consummated in the first quarter of 2008 and that the combined company will operate under the name Deep South Group, Inc., will be headquartered in Dallas, Texas and will trade on the American Stock Exchange. However, as discussed herein, if we do not complete the Deep South acquisition by March 27, 2008, we may be forced to liquidate.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

On March 27, 2006, we consummated our initial public offering of 14,375,000 units including the over-allotment option and received gross proceeds of $115,000,000. The underwriters were paid fees of 4.5% of the gross proceeds, or $5,175,000, and have agreed to defer an additional $2,875,000 of their underwriting fees until the consummation of a business combination. Upon the closing of the offering, $109,950,000 was placed in the trust account, including $2,875,000 of deferred underwriting fees and $1,700,000 from the March 2006 private placement of rights to our directors at that time and officers and the spouse of sale of D&O rights. The balance in the trust account including interest on June 30, 2007 was $113,086,337.

We intend to use substantially all of the net proceeds of our initial public offering to effect one or more business combinations, including the Deep South acquisition, including structuring, negotiating and consummating such business combinations. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, we intend to use the proceeds held in the trust account as well as any other net proceeds not expended to finance and grow the operations of the business or businesses we acquire, make further acquisitions, pay dividends to our shareholders and/or repurchase shares and/or warrants.

Net income for the twelve-month period ended June 30, 2007 was $2,425,327 and consisted of interest income of $5,654,088 earned predominantly on the trust account, offset by a $2,292,513 provision for taxes and $936,248 of general and administrative expenses (primarily attributable to $216,707 of due diligence expenses, $208,500 of legal and accounting expenses, $197,698 of insurance expense, $120,000 of fees for a monthly administrative services agreement that commenced January 1, 2006 and $109,075 of travel expenses). Net income attributable to common stockholders was $1,968,250 after allowing for the $457,077 accretion of the trust account relating to common stock subject to possible conversion. The accretion was comprised primarily of net investment income, partially offset by the addition of $199,999 to working capital.

Net income for the period since inception on August 8, 2005 through June 30, 2006 was $662,858 and consisted of interest income of $1,345,207 earned predominantly on the trust account, offset by $536,359 of income tax expense and $145,990 of general and administrative expenses (primarily attributable to $60,000 in fees for a monthly administrative services agreement that commenced January 1, 2006 and $50,826 of insurance expense). Net income attributable to common stockholders was $488,404 after allowing for the $174,454 accretion of the trust account relating to common stock subject to possible conversion. The accretion was comprised primarily of net investment income.

Net income for the period since inception on August 8, 2005 through June 30, 2007 was $3,088,185 and consisted of interest income of $6,999,295 earned predominantly on the trust account, offset by a $2,828,872 provision for taxes and $1,082,238 of general and administrative expenses (primarily attributable to $254,028 of insurance expense, $216,707 of due diligence expenses, $216,482 of legal and accounting expenses, $180,000 in fees for a monthly administrative services agreement that commenced January 1, 2006 and $110,497 of travel expenses). Net income attributable to common stockholders was $2,456,654 after allowing for the $631,531 accretion of the trust account relating to common stock subject to possible conversion. The accretion was comprised of net investment income, partially offset by the addition of $199,999 to working capital.

During each quarter commencing July 2006, up to half of the interest earned on the trust account (net of taxes payable) during the preceding quarter was released to us to cover a portion of our working capital requirements. The aggregate amount released to us may not exceed $1,000,000. This interest and the net proceeds of the offering that are not deposited in the trust account were used to pay business, legal, and accounting due diligence costs incurred in connection with prospective business combinations and to pay continuing general and administrative expenses. During the twelve-month period ended June 30, 2007, $1,000,000 of the net interest income that was earned on the trust account during the period had been released.

We believe that we will consummate the Deep South acquisition discussed above and that we have sufficient available funds outside of the trust account to operate through the consummation of the Deep South acquisition. Upon consummation of the Deep South acquisition, cash held in the trust account will be released and, after payments to stockholders exercising their conversion rights and payments of amounts due under the SPA and other fees and expenses relating to the Deep South acquisition, will be available for operations and conduct of the business.

Notwithstanding the above, there can be no assurance that the Deep South acquisition will be consummated. While our deadline for consummation of the Deep South acquisition has been extended to March 27, 2008, if the Deep South acquisition is terminated or we do not otherwise consummate the Deep South acquisition by March 27, 2008, we will be forced to liquidate our assets unless (i) by September 27, 2007 we have executed a letter of intent, an agreement in principle or a definitive agreement to complete another business combination and that other business combination has not been terminated or (ii) the period within which to consummate a business combination is extended by an amendment to our amended and restated certificate of incorporation by the affirmative vote of at least 80% of our outstanding shares. If the September 27, 2007 deadline is extended in connection with another business combination, and neither the Deep South acquisition nor that business combination is consummated by March 27, 2008, we will be forced to liquidate our assets unless the period within which to consummate a business combination is extended by an amendment to our amended and restated certificate of incorporation as described above. We expect that it will be difficult to negotiate another business combination and satisfy the extension criteria with respect to any such other business combination before September 27, 2007. These conditions raise a substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of June 30, 2007, $113,086,337 of the net proceeds of our initial public offering (including interest) was held in trust for the purposes of consummating a business combination. The proceeds held in trust have been invested in a money market fund at JPMorgan Chase Bank, which invests in United States Treasury Bills, commercial paper and other money market instruments. JPMorgan Chase Bank also acts as trustee. As of June 30, 2007, the effective annualized interest rate payable on our investment was 5.02%.

We have not engaged in any hedging activities since our inception on August 8, 2005. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

North American Insurance Leaders, Inc.

New York, New York

We have audited the accompanying balance sheets of North American Insurance Leaders, Inc., a development stage company (the “Company”), as of June 30, 2007 and 2006 and the related statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2007, for the period from August 8, 2005 (date of inception) through June 30, 2006 and for the period from August 8, 2005 (date of inception) through June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A, the Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a business combination within 18 months of the Company’s initial public offering (by September 27, 2007) or 24 months of the Company’s initial public offering (by March 27, 2008) if certain extension criteria are met. As discussed in Note I, the Company has entered into a definitive securities purchase agreement to, among other things, purchase from Deep South Holding, L.P., a Texas limited partnership, all of the outstanding ownership interests of that entity’s operating subsidiaries and, as a result, the deadline for consummation of this business combination was extended to March 27, 2008. Subject to the approval of the Company’s stockholders, the Company plans to consummate the Deep South acquisition by March 27, 2008 and thus avoid such mandatory liquidation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North American Insurance Leaders, Inc. at June 30, 2007 and 2006, and the results of its operations and its cash flows for the year ended June 30, 2007, the period from August 8, 2005 (date of inception) through June 30, 2006 and the period from August 8, 2005 (date of inception) through June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company is required to consummate a business combination within 18 months of the Company’s initial public offering (by September 27, 2007) or 24 months of the Company’s initial public offering (by March 27, 2008) if certain extension criteria are met. The possibility of such business combination not being consummated raises substantial doubt about the Company’s ability to continue as a going concern, and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 12, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York

September 12, 2007

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Balance Sheets

	June 30, 2007	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$430,776	$281,677
Cash and cash equivalents in Trust Account	113,086,337	111,291,949
Prepaid expenses	167,761	348,570

Total current assets	113,684,874	111,922,196
Deferred acquisition costs	183,523	—
Other assets	—	2,677

Total assets	$113,868,397	$111,924,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,430	$9,875
Deferred underwriting fee	2,875,000	2,875,000
Taxes payable	—	536,359

Total current liabilities	$2,939,430	$3,421,234

Common stock, subject to possible conversion, 2,874,999 shares at conversion value	$22,621,524	$22,164,446

COMMITMENTS
STOCKHOLDERS’ EQUITY
Preferred stock—0.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock—0.0001 par value; 100,000,000 shares authorized; 17,968,750 issued and outstanding (which includes 2,874,999 shares subject to possible conversion)	1,797	1,797
Additional paid in capital	85,217,461	85,674,538
Retained earnings accumulated during the development stage	3,088,185	662,858

Total stockholders’ equity	88,307,443	86,339,193

Total liabilities and stockholders’ equity	$113,868,397	$111,924,873

See notes to financial statements.

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Statements of Operations

	July 1, 2006 through June 30, 2007	August 8, 2005 (Date of Inception) through June 30, 2006	August 8, 2005 (Date of Inception) through June 30, 2007
Interest income	$5,654,088	$1,345,207	$6,999,295
General and administrative expenses	936,248	145,990	1,082,238

Net income before provision for taxes	$4,717,840	$1,199,217	$5,917,057
Provision for taxes	2,292,513	536,359	2,828,872

Net income	$2,425,327	$662,858	3,088,185
Accretion of Trust Account relating to common stock subject to possible conversion	(457,077)	(174,454)	(631,531)

Net income attributable to common stockholders	$1,968,250	$488,404	$2,456,654

Weighted average common shares outstanding subject to possible conversion	2,874,999	2,874,999

Basic and diluted net income per share subject to possible conversion	$0.16	0.06

Weighted average common shares outstanding	15,093,751	6,858,372

Basic and diluted net income per share	$0.13	.07

See notes to financial statements.

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Statement of Stockholders’ Equity

	Common Stock Shares	Amount	Additional Paid-In Capital	Retained Earnings Accumulated During the Development Stage	Total
Balance at August 8, 2005 (date of inception)	—	$—	$—	$—	$—
Issuance of common stock to initial stockholders	3,593,750	359	24,641	—	25,000
Issuance of D&O rights in private placement	—	—	1,700,000	—	1,700,000
Sale of 14,375,000 units (including the 1,875,000 units pursuant to the over-allotment option at a price of $8 per unit, net of underwriters’ discount and offering expenses)	14,375,000	1,438	106,114,343	—	106,115,781
Net proceeds subject to possible conversion of 2,874,999 shares	—	—	(21,989,992)	—	(21,989,992)
Net income for the period	—	—	—	662,858	662,858
Accretion of Trust Account relating to common stock subject to possible conversion	—	—	(174,454)	—	(174,454)

Balance at June 30, 2006	17,968,750	$1,797	$85,674,538	$662,858	$86,339,193
Net income for the year	—	—	—	2,425,327	2,425,327
Accretion of Trust Account relating to common stock subject to possible conversion	—	—	(457,077)	—	(457,077)

Balance at June 30, 2007	17,968,750	$1,797	$85,217,461	$3,088,185	$88,307,443

See notes to financial statements.

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Statements of Cash Flows

	July 1, 2006 through June 30, 2007	August 8, 2005 (Date of Inception) through June 30, 2006	August 8, 2005 (Date of Inception) through June 30, 2007
Cash flows from operating activities:
Net income	$2,425,327	$662,858	$3,088,185
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in:
Interest income, net	(1,794,387)	(1,341,949)	(3,136,336)
Prepaid expenses and tax	180,809	(348,570)	(167,761)
Other assets	2,677	(2,677)	—
Accounts payable	54,555	9,875	64,430
Taxes payable	(536,359)	536,359	—

Net cash provided by (used in) operating activities	332,622	(484,104)	(151,482)

Cash flows from investing activities:
Cash and cash equivalents deposited in Trust Account	—	(109,950,000)	$(109,950,000)
Deferred acquisition costs	(183,523)	—	(183,523)

Net cash used in investing activities	(183,523)	(109,950,000)	(110,133,523)

Cash flows from financing activities:
Net proceeds from public offering	$—	$108,990,781	$108,990,781
Proceeds from notes payable to directors and officers	—	150,000	150,000
Prepayment of notes payable to directors and officers	—	(150,000)	(150,000)
Proceeds from issuance of D&O rights	—	1,700,000	1,700,000
Proceeds from issuance of common stock to initial stockholders	—	25,000	25,000

Net cash provided by financing activities	—	110,715,781	110,715,781

Net increase in cash and cash equivalents	$149,099	$281,677	$430,776
Cash and cash equivalents—beginning of period	$281,677	$—	$—

Cash and cash equivalents—end of period	$430,776	$281,677	$430,776

Supplemental disclosures of non-cash financing activities:
Deferred underwriting fee	$—	$2,875,000	$2,875,000
Accretion of Trust Account relating to common stock subject to possible conversion	$457,077	$174,454	$631,531
Fair value of underwriter purchase option included in offering costs	$—	$1,477,500	$1,477,500
Supplemental disclosure of cash flow information:
Cash paid for taxes	$2,828,872	$—	$2,828,872

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering of Units, although the Company intends to apply substantially all of the net proceeds of the Offering toward consummating a Business Combination with one or more insurance-related businesses. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering and the Private Placement, $109,950,000 (including $2,875,000 of underwriting fees which have been deferred by the underwriters as described in Note C) was placed in a trust account (the “Trust Account”) and invested in money market instruments or accounts meeting conditions of the Investment Company Act of 1940 and/or securities principally issued or guaranteed by the U.S. government until the earlier of (1) the consummation of the Company’s first Business Combination or (2) the distribution of the Trust Account as described below. The balance in the Trust Account including interest on June 30, 2007 was $113,086,337. In quarters commencing July 2006, up to half of the interest earned during the preceding quarter on the amounts held in the Trust Account (net of taxes payable) was released to the Company to cover a portion of its working capital requirements up to an aggregate of $1,000,000. As of June 30, 2007, $1,000,000 had been transferred to working capital. This interest and the proceeds of the Offering that were not deposited in the Trust Account were used to pay business, legal, and accounting due diligence costs incurred in connection with prospective Business Combinations and to pay continuing general and administrative expenses. The Company will seek stockholder approval before it effects an initial Business Combination, even if the nature of the Business Combination would not ordinarily require stockholder approval under applicable state law. The Company will proceed with such a Business Combination only if a majority of the shares of common stock voted by the public stockholders of the Company (the “Public Stockholders”) are voted in favor of the Business Combination and Public Stockholders owning less than 20% of the shares sold in the Offering both vote against the Business Combination and exercise their conversion rights as described below.

In no event will the pre-Public Offering stockholders of the Company (the “Initial Stockholders”) be considered Public Stockholders for purposes of voting for or against a Business Combination. Public Stockholders who convert their stock into an allocable share of the Trust Account will still have the right to exercise the warrants that they receive as part of the Units. In the event that Public Stockholders owning 20% or more of the stock sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of such a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Initial Stockholders. In this

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Notes to Financial Statements

respect, $22,621,524 (including accretion of $631,531, comprised of net interest income minus $199,999 transferred to working capital since inception) has been classified as common stock subject to possible conversion at June 30, 2007. Voting against the initial Business Combination alone will not result in an election to exercise a stockholder’s conversion rights. A stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combination is voted upon by the stockholders. All of the Company’s Initial Stockholders, including all of the directors at the time of the Offering and officers of the Company, have agreed to vote all of the shares of common stock held by them in accordance with the vote of the majority in interest of all other stockholders of the Company, other than the Initial Stockholders, with respect to any initial Business Combination.

In the event that the Company does not consummate a Business Combination within 18 months after the completion of the Offering, or 24 months after the completion of the Offering if certain extension criteria have been satisfied, the proceeds then on deposit in the Trust Account net of taxes will be distributed to the Company’s Public Stockholders, excluding Initial Stockholders, to the extent of their initial stock holdings. In the event of the distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants included in the Units offered in the Offering as discussed in Note C). As discussed in Note I, on August 10, 2007, the Company announced that it had entered into a definitive securities purchase agreement (the “SPA”) to, among other things, purchase from Deep South Holding, L.P., a Texas limited partnership (“Deep South”) all of the outstanding ownership interests of that entity’s operating subsidiaries. As a result of having executed the SPA, the deadline for the Company’s consummation of a Business Combination was extended from September 27, 2007 (within 18 months after the completion of the Offering) to March 27, 2008 (within 24 months after the completion of the Offering). However, this extension relates only to the transaction with Deep South (the “Deep South acquisition”). If the Company does not consummate the Deep South acquisition by March 27, 2008, the Company will liquidate and the distribution described above will be made, unless (i) the Company has satisfied the criteria for extension of the September 27, 2007 deadline in connection with another Business Combination and has consummated that transaction by March 27, 2008 or (ii) the period within which to consummate a business combination is extended by an amendment to the Company’s amended and restated certificate of incorporation by the affirmative vote of at least 80% of the Company’s outstanding shares. If the Deep South acquisition is terminated prior to March 27, 2008, the Company will lose the extension to March 27, 2008, unless by September 27, 2007 the Company has executed a letter of intent, an agreement in principle or a definitive agreement to complete another Business Combination and that other Business Combination has not been terminated. If the September 27, 2007 deadline is extended in connection with another Business Combination, and neither the Deep South acquisition nor that Business Combination is consummated by March 27, 2008, the Company will liquidate and the distribution described above will be made unless the period within which to consummate a business combination is extended by an amendment to the Company’s amended and restated certificate of incorporation as described above. The Company expects that it will be difficult to negotiate another Business Combination and satisfy the extension criteria with respect to any such other Business Combination before September 27, 2007.

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

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Basis of Presentation:

The accompanying financial statements are audited and have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information and with the instructions to Form 10-K.

In the Company’s opinion, all adjustments (consisting primarily of normal accruals) have been made that are necessary to present fairly the financial position of the Company.

[2] Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

[3] Net Income Per Common Share:

Basic net income per share is calculated by dividing net income attributable to common stockholders by their weighted average number of common shares outstanding during the period. Calculation of the weighted average common shares outstanding during the period is comprised of 3,125,000 initial shares outstanding throughout the period from August 8, 2005 (date of inception) to June 30, 2007 and an additional 11,968,751 shares outstanding after the effective date of the Offering in March 2006. Basic net income per share subject to possible conversion is calculated by dividing accretion of Trust Account relating to common stock subject to possible conversion by 2,874,999 common shares subject to possible conversion. No effect has been given to potential issuances of common stock from warrants or the underwriter option in the diluted computation, as the effect would be dilutive.

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

[5] Income Taxes:

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. There were no deferred taxes as of June 30, 2007.

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

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s financial position and results of operations.

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

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Notes to Financial Statements

NOTE D—COMMITMENTS

The Company presently occupies office space provided by an affiliate of several of its directors. Pursuant to an office administration agreement, the affiliate has furnished the Company with office facilities, equipment and clerical services at the facilities for $10,000 per month commencing on January 1, 2006. Amounts of $120,000, $60,000 and $180,000 for such services have been included in general and administrative expenses for the twelve-month period ended June 30, 2007, the period from August 8, 2005 (date of inception) through June 30, 2006 and the period from August 8, 2005 (date of inception) through June 30, 2007, respectively. The office administration agreement may be terminated by either party without penalty upon 30 days’ written notice to the other party.

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

NOTE F—COMMON STOCK

At June 30, 2007, 18,258,957 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Notes to Financial Statements

NOTE G—TAXES

Provision for Taxes

Delaware franchise taxes are included in State taxes in the table below, which details the Provision for taxes:

	Federal	State	Total Current
Period from July 1, 2006 through June 30, 2007	$1,888,442	404,071	2,292,513
Period from August 8, 2005 (inception) through June 30, 2006	334,171	202,188	536,359
Period from August 8, 2005 (inception) through June 30, 2007	2,222,613	606,259	2,828,872

NOTE H—SUMMARIZED QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Quarter ended
	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
YEAR ENDED JUNE 30, 2007
Interest income	$1,414,660	$1,392,968	$1,425,160	$1,421,300
General and administrative expenses	384,630	183,634	147,859	220,124
Net income before provision for taxes	1,030,030	1,209,334	1,277,301	1,201,176
Provision for taxes	452,794	712,393	574,785	552,541
Net income	577,235	496,941	702,516	648,635
Accretion of Trust Account relating to common stock subject to possible conversion	(191,415)	(169,295)	(88,005)	(8,362)
Net income attributable to common stockholders	385,820	327,646	614,511	640,273
Weighted Average common shares outstanding subject to possible conversion	2,874,999	2,874,999	2,874,999	2,874,999
Basic and diluted net income per share subject to possible conversion	0.07	0.06	0.03	0.00
Weighted average common shares outstanding	15,093,751	15,093,751	15,093,751	15,093,751
Basic and diluted net income per share	0.03	0.02	0.04	0.04

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Notes to Financial Statements

	Quarter ended
	June 30, 2006	March 31, 2006	December 31, 2005		August 8, 2005 (Date of Inception) through September 30, 2005
YEAR ENDED JUNE 30, 2006
Interest income	$1,277,464	$67,682	$61		$—
General and administrative expenses	107,453	37,037	—		1,500
Net income (loss) before provision for taxes	1,170,011	30,645	61		(1,500)
Provision for taxes	525,633	10,726	—		—
Net income (loss)	644,378	19,919	61		(1,500)
Accretion of Trust Account relating to common stock subject to possible conversion	(165,727)	(8,727)	—		—
Net income (loss) attributable to common stockholders	478,651	11,192	61		(1,500)
Weighted Average common shares outstanding subject to possible conversion	2,874,999	2,874,999	—		—
Basic and diluted net income per share subject to possible conversion	0.06	0.00	—		—
Weighted average common shares outstanding	15,093,751	4,072,917	3,593,750	(1)	3,593,750 (1)
Basic and diluted net income per share	0.03	—	—		—

(1)	These common share amounts give effect to retroactively reflecting the reverse stock split and stock dividend that occurred on March 15, 2006 as discussed in Note A.

NOTE I—RECENT DEVELOPMENTS

On August 10, 2007, the Company announced that it had entered into the SPA with Deep South Holding, L.P., a Texas limited partnership (“Seller” or “Deep South”), NAIL Acquisition Corp. I, a Delaware corporation and the Company’s wholly-owned subsidiary (“Buyer”), and David J. Disiere (the “Stockholder”). Pursuant to the SPA, (1) Buyer will purchase from Seller all of the outstanding ownership interests of the operating subsidiaries of Seller (the “Deep South Companies”), as well as certain assets of Seller relating to the business of the Deep South Companies, such as contracts, leases, intellectual property and fixed assets, and (2) Buyer will assume from Seller certain liabilities associated with such assets of Seller that are purchased. Following the closing of the transaction (the “Deep South acquisition”), Buyer will own 100% of the outstanding ownership interests of the Deep South Companies.

The Deep South Companies provide insurance-related services on behalf of certain insurance companies, including managing general agent and claims administration services with respect to commercial auto and general liability property and casualty insurance products. The Deep South Companies are: Deep South Surplus, Inc., a Louisiana corporation; Deep South Surplus of Georgia, Inc., a Georgia corporation; Deep South Surplus of Arkansas, Inc., an Arkansas corporation; Deep South Surplus of Tennessee, Inc., a Tennessee corporation; Deep South Surplus of Colorado, Inc., a Colorado corporation; Deep South Surplus of Ohio, Inc., an Ohio corporation; Deep South Surplus of New Mexico, Inc., a New Mexico corporation; Deep South Surplus of Florida, Inc., a Florida corporation; Deep South Surplus of Oklahoma, Inc., an Oklahoma corporation; Deep South Surplus of California, Inc., a Texas corporation; Southern National Risk Management, Inc., a Louisiana corporation; Deep

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Notes to Financial Statements

South Surplus of Texas, L.P., a Texas limited partnership; and Deep South Surplus of Texas Management, LLC, a Texas limited liability company.

Under the terms of the SPA, the Company will acquire the Deep South Companies for an initial payment of an estimated $110 million. The initial consideration will be equal to 5.94x the proforma EBITDA of the business of the Deep South Companies for the twelve-month period ended December 31, 2007. The initial payment will be comprised of approximately 83% cash and 17% shares of the Company’s common stock. The Seller will have the opportunity to receive up to an additional approximately $65 million in cash and stock through an earn-out arrangement based on the future financial performance of the Deep South Companies over the two years following closing. The SPA has been approved and adopted by the Company’s Board of Directors, but is subject to customary closing conditions, including, among others, the approval of the Company’s stockholders. The Company and Buyer have entered into an employment agreement with the Stockholder that will become effective as of the closing; and will at closing also enter into employment agreements with certain key executives of the Deep South Companies. In addition, at closing, the parties will enter into various other agreements, including an escrow agreement with respect to certain payments that may apply post-closing in the event of an adjustment to the earnings or working capital of the Deep South Companies, an assignment and assumption agreement with respect to the assets to be acquired by Buyer from Seller and a registration rights agreement and lock-up agreement with respect to certain shares of the Company’s common stock issued to Seller in the transaction and issued to the Stockholder pursuant to his employment agreement with the Company.

We expect to pay transaction fees and expenses for the Deep South acquisition of approximately $3 million. Such fees include legal and investment banking fees contingent upon the closing of the transaction.

The Company expects that the Deep South acquisition will be consummated in the first quarter of 2008 and that the combined company will operate under the name Deep South Group, Inc., will be headquartered in Dallas, Texas and will trade on the American Stock Exchange. However, as discussed in Note A, if the Company does not complete the Deep South acquisition by March 27, 2008, the Company may be forced to liquidate.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic filings with the SEC under the Exchange Act, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. Management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007. Based upon that evaluation, management has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. During our fiscal quarter ended June 30, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2007 based on the criteria in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2007.

BDO Seidman, LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has also audited the effectiveness of our internal control over financial reporting as stated in their report included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

North American Insurance Leaders, Inc.

New York, New York

We have audited the internal control over financial reporting, as of June 30, 2007, of North American Insurance Leaders, Inc., a development stage company (the “Company”), based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of June 30, 2007 and 2006 and the related statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2007, for the period from August 8, 2005 (date of inception) through June 30, 2006 and for the period from August 8, 2005 (date of inception) through June 30, 2007 and our report dated September 12, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York

September 12, 2007

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Scott A. Levine	58	Chairman of the Board
William R. de Jonge	50	President and Director
Paula S. Butler	57	Executive Vice President
Francis E. Lauricella, Jr.	53	Executive Vice President and Director
Robert Sroka	58	Director
E. Miles Prentice, III	65	Director

Scott A. Levine has served as the Chairman of the Board since our inception. Since January 2005, Mr. Levine has served as a senior advisor to Ampton, a private advisory and investment firm. Before joining Ampton, Mr. Levine served as a managing director and the chief operating officer of Integrated Finance Limited, a financial advisory firm, from January 2003 to January 2005. Prior to joining Integrated Finance, he served as chief operating officer at Violy, Byorum & Partners, an investment banking firm, from December 2001 to January 2003, and as a senior vice president at American International Group (AIG) from April 2001 to December 2001. From March 1996 to April 2001, Mr. Levine was the chief executive officer of Zurich Centre Group. Mr. Levine also spent 14 years, from 1982 to 1996, at J.P. Morgan, where he served in numerous capacities, including head of the financial analysis department, the mergers and acquisitions group and the strategic planning group. He worked as a tax lawyer at Davis Polk & Wardwell from 1974 to 1982. Mr. Levine has previously served as director on the boards of Zurich Centre Group, Exel Insurance Company, Centre Reinsurance Company and SCUUL Insurance Company. Mr. Levine received his L.L.M. (Master of Laws) in Taxation from the New York University Law School, a J.D. from the University of Chicago Law School and a B.A. from Harvard College.

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

Robert Sroka has served as one of our directors since September 13, 2006. Mr. Sroka has served as Managing Director of Corporate Solutions Group, an investment banking firm, since December 2003. He has also served as Managing Partner of Lighthouse Partners, a private investment and business consulting company, since 1998. He served as Vice President of Ardent Acquisition Corp., a specified purpose acquisition company, from November 2004 to February 2007. Mr. Sroka served as Managing Director of Investment Banking-Mergers and Acquisitions for J.P. Morgan from 1994 to 1998. Prior to 1994, he served in a variety of senior executive positions with J.P. Morgan, including Vice President-Investment Banking and Vice President-Corporate Finance. Mr. Sroka has served as a director of Sypris Solutions Inc. since 1997 and is a member of the Audit and Finance Committee and the Compensation Committee. He also served as non-executive chairman of the board of Avado Brands, Inc., an operator of restaurants, from November 2003 to May 2005. On February 4, 2004, Avado Brands, Inc. filed a voluntary petition under the federal bankruptcy laws. Mr. Sroka received a B.A. (cum laude) from the State University of New York at Buffalo and an M.A. (with honors) and an M.B.A. (with distinction) from New York University.

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

Number and Terms of Directors

The term of office of the first class of directors, consisting of Messrs. Sroka and Prentice, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. de Jonge and Lauricella, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Levine, will expire at the third annual meeting of stockholders. All but two of our directors have served as directors since the inception of our company; Mr. Prentice joined our board as of November 22, 2005 and Mr. Sroka joined our board as of September 13, 2006.

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

Compensation Committee

We expect either to establish a compensation committee composed entirely of independent directors or to have a majority of the independent directors make compensation-related determinations. After the consummation of our initial business combination, we expect to pay reasonable and customary directors fees, including reimbursement of expenses for attorney meetings and supplemental fees for committee participation. To the extent our current officers continue to be involved in management of our business, they will be entitled to receive such compensation as the board of directors may approve.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and 10% stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the fiscal year ended June 30, 2007, all 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met in a timely manner.

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

We undertake to provide without charge to any person, upon written or verbal request of such person, a copy of the our code of ethics. Requests for a copy should be directed in writing to North American Insurance Leaders, Inc., 885 Third Avenue, 31st Floor, New York, New York 10022, Attention: Joan Mikos or by telephone to (212) 319-9407.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

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

Compensation of Directors

No director has received any cash compensation for his services to the Company. No compensation of any kind will be paid to any of our directors for services rendered prior to or in connection with the initial business combination.

Compensation Committee Report

We do not have a compensation committee. However, the board of directors has reviewed and discussed with management the Compensation Discussion and Analysis. Based on its review and discussions with management, the board of directors determined that the Compensation Discussion and Analysis should be included in this report.

Board of Directors:

Scott A. Levine

William R. de Jonge

Francis E. Lauricella, Jr.

Robert Sroka

E. Miles Prentice, III.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 6, 2007, by each person who is known by us to own beneficially more than 5% of the outstanding shares of common stock.

Name of Beneficial Owner(1)	Amount of Beneficial Ownership	Percent of Class(2)
5% Stockholders
Fir Tree, Inc.(3) 505 Fifth Avenue, 23rd Floor New York, New York 10017	1,997,000	11.1%

Jonathan M. Glaser(4) 11601 Wilshire Boulevard, Suite 2180 Los Angeles, California 90025	1,691,100	9.4%

Satellite Fund Management LLC(5) 623 Fifth Avenue, 19th Floor New York, New York 10022	1,358,000	7.6%

The Baupost Group, L.L.C.(6) 10 St. James Avenue, Suite 2000 Boston, Massachusetts 02116	1,293,300	7.2%

HBK Investments L.P.(7) 300 Crescent Court, Suite 700 Dallas, Texas 75201	1,136,962	6.3%

Azimuth Opportunity, Ltd.(8) c/o WSmiths Finance Nemours Chambers, P.O. Box 3170 Road Town, Tortola British Virgin Islands	1,119,500	6.2%

Context Capital Management, LLC(9) 12626 High Bluff Drive, Suite 440 San Diego, California 92130	971,700	5.4%

(1)	Except as set forth in the footnotes to this table, the persons named in the table above have sole voting and dispositive power with respect to all shares shown as beneficially owned by them.
(2)	Amount and applicable percentage of ownership is based on 17,968,750 shares of our common stock outstanding on September 6, 2007.
(3)

Share information based solely on information contained in a Form 3, dated March 23, 2006, filed with the SEC, information contained in a Schedule 13G, dated March 28, 2006, filed with the SEC, and information contained in a Schedule 13G/A, dated February 14, 2007, filed with the SEC. The Form 3 indicates that (i) Fir Tree, L.L.C., the general partner of Fir Tree Value Master Fund, LP (“Fir Tree Value”), (ii) Camellia Partners, LLC, the general partner of Fir Tree Recovery Master Fund, LP (“Fir Tree Recovery”), and (iii) Fir Tree, Inc., the investment manager of both Fir Tree Value and Fir Tree Recovery, hold indirectly our common stock through the accounts of Fir Tree Recovery and Sapling LLC, of which Fir Tree Value is the sole member; Jeffrey Tannenbaum, the principal of Fir Tree, L.L.C., Camellia Partners, LLC and Fir Tree, Inc., and Andrew Fredman, another principal of Camellia Partners, LLC, at the time of purchase, controlled the disposition and voting of the common stock. Fir Tree, L.L.C. receives a performance-based allocation and Fir Tree, Inc. receives an asset-based fee from Fir Tree Value and its affiliates. Camellia Partners, LLC receives a performance-based allocation and Fir Tree, Inc. receives an asset-based fee from Fir Tree Recovery and its affiliates. The Schedule 13G/A indicates that (i) Sapling, LLC beneficially owns

1,392,708 shares of our common stock and shares voting and dispositive power with respect to the reported shares, (ii) Fir Tree Recovery beneficially owns 604,292 shares of our common stock and shares voting and dispositive power with respect to the reported shares and (iii) Fir Tree, Inc. beneficially owns 1,997,000 shares of our common stock and shares voting and dispositive power with respect to the reported shares.

(4)	Share information based solely on information contained in a Schedule 13G, dated February 14, 2007, filed with the SEC. The Schedule 13G indicates that (i) Jonathan M. Glaser beneficially owns 1,691,100 shares of our common stock and shares voting and dispositive power with respect to the reported shares, (ii) JMG Capital Management, Inc. (“JMG Inc.”) beneficially owns 823,200 shares of our common stock and shares voting and dispositive power with respect to the reported shares, (iii) JMG Capital Management, L.L.C. (“JMG LLC”) beneficially owns 823,200 shares of our common stock and shares voting and dispositive power with respect to the reported shares, (iv) Daniel Albert David beneficially owns 867,900 shares of our common stock and shares voting and dispositive power with respect to the reported shares, (v) Roger Richter beneficially owns 867,900 shares of our common stock and shares voting and dispositive power with respect to the reported shares, (vi) Pacific Assets Management, L.L.C. (“PAM”) beneficially owns 867,900 shares of our common stock and shares voting and dispositive power with respect to the reported shares and (vii) Pacific Capital Management, Inc. (“PCM”) beneficially owns 867,900 shares of our common stock and shares voting and dispositive power with respect to the reported shares. The Schedule 13G also indicates that (i) Mr. Glaser, Mr. David and Mr. Richter are control persons of PCM and PAM, (ii) JMG Inc. is a member of JMG LLC and (iii) Mr. Glaser is the control person of JMG Inc. and JMG LLC.
(5)	Share information based solely on information contained in a Schedule 13G, dated February 14, 2007, filed with the SEC. The Schedule 13G indicates that (i) Satellite Fund II, L.P. (“Satellite Fund II”) beneficially owns 275,180 shares of our common stock and shares voting and dispositive power with respect to the reported shares, (ii) Satellite Fund IV, L.P. (“Satellite Fund IV”) beneficially owns 54,710 shares of our common stock and shares voting and dispositive power with respect to the reported shares, (iii) Satellite Overseas Fund, Ltd. (“Satellite Overseas”) beneficially owns 691,300 shares of our common stock and shares voting and dispositive power with respect to the reported shares, (iv) The Apogee Fund, Ltd. (f/k/a Satellite Overseas Fund III, Ltd.) (“Apogee”) beneficially owns 130,020 shares of our common stock and shares voting and dispositive power with respect to the reported shares, (v) Satellite Overseas Fund V, Ltd. (“Satellite Overseas V”) beneficially owns 63,160 shares of our common stock and shares voting and dispositive power with respect to the reported shares, (vi) Satellite Overseas Fund VI, Ltd. (“Satellite Overseas VI”) beneficially owns 18,440 shares of our common stock and shares voting and dispositive power with respect to the reported shares, (vii) Satellite Overseas Fund VII, Ltd. (“Satellite Overseas VII”) beneficially owns 25,150 shares of our common stock and shares voting and dispositive power with respect to the reported shares, (viii) Satellite Overseas Fund VIII, Ltd. (“Satellite Overseas VIII”) beneficially owns 35,280 shares of our common stock and shares voting and dispositive power with respect to the reported shares, (ix) Satellite Overseas Fund IX, Ltd. (“Satellite Overseas IX”) beneficially owns 64,760 shares of our common stock and shares voting and dispositive power with respect to the reported shares, (x) Satellite Asset Management, L.P. (“Satellite Asset Management”) beneficially owns 1,358,000 shares of our common stock and shares voting and dispositive power with respect to the reported shares, (xi) Satellite Fund Management L.L.C. (“Satellite Fund Management”) beneficially owns 1,358,000 shares of our common stock and shares voting and dispositive power with respect to the reported shares and (xii) Satellite Advisors, L.L.C. (“Satellite Advisors”) beneficially owns 329,890 shares of our common stock and shares voting and dispositive power with respect to the reported shares. The Schedule 13G also indicates that (i) Satellite Advisors has discretionary trading authority over Satellite II and Satellite IV (collectively, the “Delaware Funds”), (ii) Satellite Asset Management has discretionary investment trading authority over Satellite Overseas, Apogee, Satellite Overseas V, Satellite Overseas VI, Satellite Overseas VII, Satellite Overseas VIII and Satellite Overseas IX (together with the Delaware Funds, the “Satellite Funds”), (iii) Satellite Fund Management is the general partner of Satellite Asset Management and (iv) Satellite Fund Management and Satellite Advisors each share the same executive committee that makes investment decisions on behalf of the Satellite Funds and investment decisions made by such Executive Committee, when necessary, are made through approval of a majority of the Executive Committee members.

(6)	Share information based solely on information contained in a Schedule 13G, dated February 13, 2007, filed with the SEC. The Schedule 13G indicates that (i) The Baupost Group, L.L.C. (“Baupost”) is a registered investment advisor, (ii) SAK Corporation is the Manager of Baupost and (iii) Seth A. Klarman, as the sole Director of SAK Corporation and a controlling person of Baupost, may be deemed to have beneficial ownership under Section 13(d) of the securities beneficially owned by Baupost.
(7)	Share information based solely on information contained in a Schedule 13G, dated August 17, 2007, filed with the SEC The Schedule 13G indicates that (i) HBK Investments L.P. beneficially owns 1,136,962 shares of our common stock and shares voting and dispositive power with respect to the reported shares, (ii) HBK Services LLC beneficially owns 1,136,962 shares of our common stock and shares voting and dispositive power with respect to the reported shares, (iii) HBK Partners II L.P. beneficially owns 1,136,962 shares of our common stock and shares voting and dispositive power with respect to the reported shares, (iv) HBK Management LLC beneficially owns 1,136,962 shares of our common stock and shares voting and dispositive power with respect to the reported shares and (v) HBK Master Fund L.P. beneficially owns 1,136,962 shares of our common stock and shares voting and dispositive power with respect to the reported shares. The Schedule 13G also indicates that HBK Investments L.P. has delegated discretion to vote and dispose of the Securities to HBK Services LLC (“Services”). Services may, from time to time, delegate discretion to vote and dispose of certain of the Securities to HBK New York LLC, a Delaware limited liability company, HBK Virginia LLC, a Delaware limited liability company, HBK Europe Management LLP, a limited liability partnership organized under the laws of the United Kingdom, and/or HBK Hong Kong Ltd., a corporation organized under the laws of Hong Kong (collectively, the “Subadvisors”). Each of Services and the Subadvisors is under common control with HBK Investments L.P. The Schedule 13G further indicates that Jamiel A. Akhtar, Richard L. Booth, David C. Haley, Lawrence H. Lebowitz, and William E. Rose are each managing members of HBK Management LLC.
(8)	Share information based solely on information contained in a Schedule 13G, dated July 21, 2006, filed with the SEC and a Schedule 13G/A dated February 13, 2007, filed with the SEC.
(9)	Share information based solely on information contained in a Schedule 13G, dated January 31, 2007, filed with the SEC. The Schedule 13G indicates that (i) Context Capital Management, LLC beneficially owns 971,700 shares of our common stock and shares voting and dispositive power with respect to the reported shares, (ii) Michael Rosen beneficially owns 971,700 shares of our common stock and shares voting and dispositive power with respect to the reported shares and (iii) William D. Fertig beneficially owns 971,700 shares of our common stock and shares voting and dispositive power with respect to the reported shares. The Schedule 13G also indicates that (i) Context Capital Management, LLC is a registered investment adviser whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the reported shares, (ii) Michael Rosen is the Co-Chairman, Chief Executive Officer and Manager of Context Capital Management, LLC, (iii) William D. Fertig is the Co-Chairman and Chief Investment Officer of Context Capital Management, LLC and (iv) no single client of Context Capital Management, LLC holds more than five percent of the outstanding stock.

The following table sets forth certain information regarding beneficial ownership of our common stock and warrants as of September 6, 2007, by (i) each of our executive officers for the fiscal year ended June 30, 2007, (ii) each of our directors, and (iii) all directors and executive officers as a group. Our warrants become exercisable upon the completion of our initial business combination. These warrants expire on March 21, 2010, or earlier upon redemption.

Name of Beneficial Owner(1)	Amount of Beneficial Ownership of Common Stock		Percent of Class(2)	Amount of Beneficial Ownership of Warrants		Percent of Class(3)
Executive Officers
William R. de Jonge	842,064	(4)	4.7%	541,918		3.2%
Paula S. Butler	842,064	(5)	4.7%	541,918	(6)	3.2%
Francis E. Lauricella, Jr.	842,063	(7)	4.7%	541,918		3.2%

Directors
Scott A. Levine	662,901	(8)	3.7%	426,617		2.5%
E. Miles Prentice, III	10,503	(9)	*	70,116		*
Robert Sroka	0	(10)	*	0		*

All executive officers and directors as a group	3,199,595		17.8%	2,122,487		12.7%

*	Less than 1%.
(1)	Except as set forth in the footnotes to this table, the persons named in the table above have sole voting and dispositive power with respect to all shares shown as beneficially owned by them.
(2)	Amount and applicable percentage of ownership is based on 17,968,750 shares of our common stock outstanding on September 6, 2007.
(3)	Amount and applicable percentage of ownership is based on 16,758,957 of our warrants outstanding on September 6, 2007.
(4)	Mr. de Jonge disclaims all beneficial ownership in 168,906 of the reported shares, which shares are held by a trust, for which a third party acts as trustee, created for the benefit of Mr. de Jonge’s child. The mailing address of Mr. de Jonge is 885 Third Avenue, 31st Floor, New York, New York 10022.
(5)	Ms. Butler disclaims all beneficial ownership in 172,500 of the reported shares, 57,500 of which are held by one of Ms. Butler’s daughters, 57,500 of which are held by the other of Ms. Butler’s daughters, and 57,500 of which are held by Ms. Butler’s son. The mailing address of Ms. Butler is 83 Chestnut Street, Boston, Massachusetts 02108.
(6)	Ms. Butler disclaims all beneficial ownership in 175,291 of the reported warrants, which are held by Ms. Butler’s spouse.
(7)	Mr. Lauricella disclaims all beneficial ownership in 172,500 of the reported shares, 57,500 of which are held by a trust, for which Mr. Lauricella’s sister acts as trustee, created for the benefit of one of Mr. Lauricella’s sons, 57,500 of which are held by a trust, for which Mr. Lauricella’s sister acts as trustee, created for the benefit of Mr. Lauricella’s daughter, and 57,500 of which are held by a trust, for which Mr. Lauricella’s sister acts as trustee, created for the benefit of Mr. Lauricella’s other son. The mailing address of Mr. Lauricella is 475 Gate Five Road, Suite 320, Sausalito, California 94965.
(8)	Mr. Levine disclaims all beneficial ownership in the reported shares, which shares are held by trusts (three trusts holding 165,725 shares each and one trust holding 165,726 shares), for which third parties act as trustee, created for the benefit of Mr. Levine’s children. The mailing address of Mr. Levine is 885 Third Avenue, 31st Floor, New York, New York 10022.
(9)	The mailing address of Mr. Prentice is c/o Eaton & Van Winkle LLP, 3 Park Avenue, 16th Floor, New York, New York 10016.
(10)	The mailing address of Mr. Sroka is 885 Third Avenue, 31st Floor, New York, New York 10022.

Changes in Control

As described above, on August 10, 2007, we announced that we had entered into the SPA with Deep South (Seller), Buyer, and the Stockholder. Pursuant to the SPA, (1) Buyer will purchase from Seller all of the outstanding ownership interests of the Deep South Companies, as well as certain assets of Seller relating to the business of the Deep South Companies, such as contracts, leases, intellectual property and fixed assets, and (2) Buyer will assume from Seller certain liabilities associated with such assets of Seller that are purchased. Following the closing of the Deep South acquisition, Buyer will own 100% of the outstanding ownership interests of the Deep South Companies.

Under the terms of the SPA, we will acquire the Deep South Companies for an initial payment of an estimated $110 million. The initial consideration will be equal to 5.94x the proforma EBITDA of the business of the Deep South Companies for the twelve-month period ended December 31, 2007. The initial payment will be comprised of approximately 83% cash and 17% shares of our common stock. The Seller will have the opportunity to receive up to an additional approximately $65 million in cash and stock through an earn-out arrangement based on the future financial performance of the Deep South Companies over the two years following closing.

The SPA has been approved and adopted by our Board of Directors, but is subject to customary closing conditions, including, among others, the approval of our stockholders. We and Buyer have entered into an employment agreement with the Stockholder that will become effective as of the closing; and will at closing also enter into employment agreements with certain key executives of the Deep South Companies. In addition, at closing, the parties will enter into various other agreements, including an escrow agreement with respect to certain payments that may apply post-closing in the event of an adjustment to the earnings or working capital of the Deep South Companies, an assignment and assumption agreement with respect to the assets to be acquired by Buyer from Seller and a registration rights agreement and lock-up agreement with respect to certain shares of our common stock issued to Seller in the transaction and issued to the Stockholder pursuant to his employment agreement with us.

We expect that the Deep South acquisition will be consummated in the first quarter of 2008 and that the combined company will operate under the name Deep South Group, Inc., will be headquartered in Dallas, Texas and will trade on the American Stock Exchange. However, as discussed below, if we do not complete the Deep South acquisition by March 27, 2008, we may be forced to liquidate.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The D&O warrants have terms and provisions that are identical to those of the warrants sold as part of our units but will not be transferable or salable by our directors and officers and the spouse of one of our officers, as designee, until the consummation of our initial business combination. In the event of liquidation prior to our initial business combination, the D&O warrants will expire worthless.

Holders of the D&O warrants are permitted to transfer D&O warrants in certain limited circumstances, such as by will in the event of their death. However, the transferees receiving such D&O warrants will be subject to the same sale restrictions imposed on our directors and officers and the spouse of one of our officers, as designee, who initially purchased the D&O rights from us.

Registration Rights

The holders of the majority of our outstanding shares prior to our initial public offering will be entitled to make up to two demands that we register their shares pursuant to an agreement that we executed on March 21, 2006. The holders of the majority of these shares can elect to exercise these registration rights at any time after the date on which their shares of common stock are released from escrow (March 21, 2009). In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which their shares of common stock are released from escrow. We have agreed to bear the expenses incurred in connection with the filing of any of these registration statements.

Administrative Services

Under an office administration agreement between Ampton, a private advisory and investment firm, and us, Ampton furnishes us with office facilities, equipment and clerical services at the facilities in exchange for a payment of $10,000 per month. During the fiscal year ended June 30, 2007, we paid $120,000 in fees pursuant to this office administration agreement. The office administration agreement may be terminated by either party without penalty upon 60 days’ prior written notice to the other party. Mr. Levine, our Chairman of the Board, is a senior adviser to Ampton. Mr. de Jonge, our President and director, is a managing director of Ampton.

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

•

Mr. Lauricella currently serves as the managing director of FL Advisors, LLC, an advisory firm to financial services companies, and, until August 2006, Mr. Lauricella served as a director of Arrowhead General Insurance Agency and its affiliate, Cypress Point — Arrowhead General Insurance Agency, Inc. Mr. Lauricella may have fiduciary obligations as a director or former director to these entities that were established prior to his fiduciary relationship with us, which may cause a conflict of interest. Neither Mr. Lauricella nor we are aware of any such conflict of interest at this time. In a situation where a conflict of interest is likely to arise, Mr. Lauricella would disclose the existence of the potential conflict as soon as practicable, and we would seek to resolve the conflict in such a way as to minimize any harm to us, which would, if the conflict relates to a proposed transaction, likely include the recusal of Mr. Lauricella from consideration of such transaction, and could include his resignation as one of our directors.

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

•

Until February 2007, Mr. Sroka served as Vice President of Ardent Acquisition Corp, a specified purpose acquisition company. Our directors and officers may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those we intend to conduct.

•

The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their equity interests in us. These interests include our directors’ and officers’ beneficial interests in shares of our common stock, which are subject to a stock escrow restricting their sale until March 21, 2009, warrants to purchase stock, which will expire and be worthless if a business combination is not consummated, outstanding claims for expenses incurred on our behalf (if we have insufficient funds for the reimbursement) and possible employment with potential target businesses.

In any event, all ongoing and future transactions between us and any of our directors, officers, initial stockholders or their affiliates will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and the transactions will require prior approval in each instance by a majority of our independent directors (to the extent we have any) or the members of our board who do not have an interest in the subject transaction, in either case who had access to legal counsel at our expense.

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

The financial interests of our directors and officers, including their beneficial interests in shares of our common stock, which are subject to a stock escrow restricting their sale until three years after the initial public offering (March 21, 2009), D&O warrants to purchase common stock, which will expire and be worthless if a business combination is not consummated, outstanding claims for expenses incurred on our behalf (if we have insufficient funds for the reimbursement) and possible employment with potential target businesses, could influence their selection and valuation of a target business. Additionally, our management’s interest in consummating a business combination to obtain reimbursement for any out-of-pocket expenses incurred by them may lead to a conflict of interest in determining the valuation of a proposed business combination and whether such a valuation meets the 80% net assets test. If all of our directors are not deemed “independent,” we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement or monitoring our compliance with the terms of our initial public offering. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Our directors and officers will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds of our initial public offering not deposited in the trust account at closing unless we consummate a business combination. Therefore, there may be a conflict of interest when determining whether a particular business combination is in our stockholders’ best interests.

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

	Fiscal Year Ended June 30, 2007		Fiscal Year Ended June 30, 2006
Audit Fees	$71,444	(1)	$96,857	(2)
Audit-Related Fees	$79,034	(3)	$0
Tax Fees(4)	$5,000		$3,675
All Other Fees	$0		$0

Total	$155,478		$100,532

(1)	Audit fees for the fiscal year ended June 30, 2007 related to the audit of our financial statements and internal control for the fiscal year ended June 30, 2007, estimated to be $35,000, and the quarterly reviews of financial statements included in our quarterly reports on Form 10-Q for the quarterly periods ended September 30, 2006, December 31, 2006 and March 31, 2007 aggregating $36,444.
(2)	Audit fees for the fiscal year ended June 30, 2006 related to professional services rendered in connection with our initial public offering (financial statements included in our Registration Statement on Form S-1 and our Current Report on Form 8-K filed with the SEC on March 30, 2006), aggregating $64,552, the audit of our financial statements for the period from August 8, 2005 (date of inception) to June 30, 2006, $24,323, and the quarterly review of financial statements included in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2006, $7,982.
(3)	Audit-related fees for the fiscal year ended June 30, 2007 include professional services related to consultation on due diligence with respect to a proposed acquisition.
(4)	Tax fees relate to professional services rendered for tax compliance (estimated to be $5,000 for the fiscal year ended June 30, 2007), tax advice and tax planning.

Approval of Independent Registered Public Accounting Firm Services and Fees

The Audit Committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

In addition to retaining BDO Seidman, LLP to audit our consolidated financial statements for the twelve-month period ended June 30, 2007, we may retain BDO Seidman, LLP to provide advisory services and due diligence work in connection with prospective business combinations to us in our 2007 fiscal year. We understand the need for BDO Seidman, LLP to maintain objectivity and independence in its audit of our financial statements.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See financial statements commencing on page F-1 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following exhibits are filed herewith or, as noted, incorporated by reference herein.

EXHIBIT NO.	DESCRIPTION

2.1	Securities Purchase Agreement, dated August 10, 2007, by and among Deep South Holding, L.P., David J. Disiere, us and NAIL Acquisition Corp. I (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed August 14, 2007, File No. 001-32837)

3.1	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, File No. 333-127871)

3.2	Form of Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, File No. 333-127871)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-127871)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1, File No. 333-127871)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1, File No. 333-127871)

4.4	Form of Warrant Agreement between Mellon Investor Services LLC and us (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1, File No. 333-127871)

4.5	Form of Purchase Option between CRT Capital Group LLC and us (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-1, File No. 333-127871)

4.6	Specimen D&O Right Certificate (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-1, File No. 333-127871)

4.7	Warrant Clarification Agreement, dated February 13, 2007, between us and Mellon Investor Services LLC (incorporated by reference to Exhibit 4 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, File No. 001-32837)

10.1	Promissory Note issued by us to Scott A. Levine (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, File No. 333-127871)

10.2	Promissory Note issued by us to William R. de Jonge (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1, File No. 333-127871)

10.3	Promissory Note issued by us to Paula S. Butler (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1, File No. 333-127871)

10.4	Promissory Note issued by us to Francis E. Lauricella, Jr. (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1, File No. 333-127871)

10.5	Promissory Note issued by us to Laurence N. Strenger (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1, File No. 333-127871)

EXHIBIT NO.	DESCRIPTION

10.6	Form of Letter Agreement among CRT Capital Group LLC, us and certain of our directors and officers (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1, File No. 333-127871)

10.7	Form of Letter Agreement among CRT Capital Group LLC, us and each of our non-management initial stockholders (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1, File No. 333-127871)

10.8	Form of Investment Management Trust Agreement between JPMorgan Chase Bank, NA and us (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, File No. 333-127871)

10.9	Form of Stock Escrow Agreement between us, the initial stockholders named therein and JPMorgan Chase Bank, NA (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1, File No. 333-127871)

10.10	Form of Registration Rights Agreement among us and the insiders listed therein (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1, File No. 333-127871)

10.11	Form of Transfer Agent Services Agreement between us and Mellon Investor Services LLC (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1, File No. 333-127871)

10.12	Form of Share Purchase & Sale, D&O Rights and Company Call Right Agreement among us and our directors and officers (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1, File No. 333-127871)

10.13	Form of Office Administration Agreement between us and Ampton Investments, Inc. (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1, File No. 333-127871)

14	Code of Ethics (incorporated by reference to Exhibit 14.1 to our Registration Statement on Form S-1, File No. 333-127871)

24	Power of Attorney (contained in signature page)

31.1	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer

31.2	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Financial Officer

32.1	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN INSURANCE LEADERS, INC.

By:	/S/ WILLIAM R. DE JONGE
Name: Title:	William R. de Jonge President

Date: September 13, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 13th day of September, 2007.

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