Form 10-Q
period 2007-12-31
North American Insurance Leaders, Inc.
filed 2008-02-08
CIK 1336249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

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

Number of shares of common stock outstanding as of February 8, 2008: 17,968,750.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Balance Sheets

	December 31, 2007	June 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$125,843	$430,776
Cash and cash equivalents in Trust Account	114,558,047	113,086,337
Prepaid expenses and taxes	103,079	167,761

Total current assets	114,786,969	113,684,874
Deferred acquisition costs	269,263	183,523

Total assets	$115,056,232	$113,868,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128,973	$64,430
Deferred underwriting fee	2,875,000	2,875,000

Total current liabilities	$3,003,973	$2,939,430

Common stock, subject to possible conversion, 2,874,999 shares at conversion value	$22,911,608	$22,621,524

COMMITMENTS

STOCKHOLDERS’ EQUITY

Preferred stock—0.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock—0.0001 par value; 100,000,000 shares authorized; 17,968,750 issued and outstanding (which includes 2,874,999 shares subject to possible conversion)	1,797	1,797
Additional paid in capital	84,927,377	85,217,461
Retained earnings accumulated during the development stage	4,211,477	3,088,185

Total stockholders’ equity	89,140,651	88,307,443

Total liabilities and stockholders’ equity	$115,056,232	$113,868,397

See notes to financial statements.

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Statements of Operations

(Unaudited)

	October 1, 2007 through December 31, 2007	October 1, 2006 through December 31, 2006	July 1, 2007 through December 31, 2007	July 1, 2006 through December 31, 2006	August 8, 2005 (Date of Inception) through December 31, 2007
Interest income	$1,079,070	$1,425,160	$2,453,346	$2,846,460	$9,452,642
General and administrative expenses	130,845	147,859	390,661	367,983	1,472,900

Net income before provision for taxes	$948,225	$1,277,301	$2,062,685	$2,478,477	$7,979,742
Provision for taxes	402,000	574,785	939,393	1,127,326	3,768,265

Net income	$546,225	$702,516	$1,123,292	$1,351,151	$4,211,477
Accretion of Trust Account relating to common stock subject to possible conversion	(123,781)	(88,005)	(290,084)	(96,367)	(921,615)

Net income attributable to common stockholders	$422,444	$614,511	$833,208	$1,254,784	$3,289,862

Weighted average common shares outstanding subject to possible conversion	2,874,999	2,874,999	2,874,999	2,874,999

Basic and diluted net income per share subject to possible conversion	$0.04	$0.03	$0.10	$0.03

Weighted average common shares outstanding	15,093,751	15,093,751	15,093,751	15,093,751

Basic and diluted net income per share	$0.03	$0.05	$0.06	$0.08

See notes to financial statements.

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Statement of Stockholders’ Equity

	Common Stock Shares	Amount	Additional Paid-In Capital	Retained Earnings Accumulated During the Development Stage	Total
Balance at August 8, 2005 (Date of inception)	—	$—	$—	$—	$—
Issuance of common stock to initial stockholders	3,593,750	359	24,641	—	25,000
Issuance of D&O rights in private placement	—	—	1,700,000	—	1,700,000
Sale of 14,375,000 units (including the 1,875,000 units pursuant to the over-allotment option at a price of $8 per unit, net of underwriters’ discount and offering expenses)	14,375,000	1,438	106,114,343	—	106,115,781
Net proceeds subject to possible conversion of 2,874,999 shares	—	—	(21,989,992)	—	(21,989,992)
Net income for the period	—	—	—	662,858	662,858
Accretion of Trust Account relating to common stock subject to possible conversion	—	—	(174,454)	—	(174,454)

Balance at June 30, 2006	17,968,750	$1,797	$85,674,538	$662,858	$86,339,193
Net income for the period	—	—	—	2,425,327	2,425,327
Accretion of Trust Account relating to common stock subject to possible conversion	—	—	(457,077)	—	(457,077)

Balance at June 30, 2007	17,968,750	$1,797	$85,217,461	$3,088,185	$88,307,443
Net income for the period (unaudited)	—	—	—	1,123,292	1,123,292
Accretion of Trust Account relating to common stock subject to possible conversion (unaudited)	—	—	(290,084)	—	(290,084)

Balance at December 31, 2007 (unaudited )	17,968,750	$1,797	$84,927,377	$4,211,477	$89,140,651

See notes to financial statements.

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Statements of Cash Flows

(Unaudited)

	July 1, 2007 through December 31, 2007	July 1, 2006 through December 31, 2006	August 8, 2005 (Date of Inception) through December 31, 2007
Cash flows from operating activities:
Net income	$1,123,292	$1,351,151	$4,211,477
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in:
Interest income	(2,453,346)	(2,846,460)	(9,452,642)
Prepaid expenses and taxes	64,682	105,712	(103,079)
Other assets	—	2,677	—
Accounts payable	64,543	70,226	128,973
Taxes payable	—	453,576	—

Net cash used in operating activities	(1,200,829)	(863,118)	(5,215,271)

Cash flows from investing activities:
Cash and cash equivalents deposited in Trust Account	$—	$—	$(109,950,000)
Interest income on cash and cash equivalents	2,453,346	2,846,460	9,452,642
Reinvestment of interest income	(2,453,346)	(2,846,460)	(9,452,642)
Withdrawals from Trust Account for working capital and tax requirements	981,636	1,488,010	4,844,596
Deferred acquisition costs	(85,740)	(117,205)	(269,263)

Net cash provided by (used in) investing activities	895,896	1,370,805	(105,374,667)

Cash flows from financing activities:
Net proceeds from public offering	$—	$—	$108,990,781
Proceeds from notes payable to directors and officers	—	—	150,000
Prepayment of notes payable to directors and officers	—	—	(150,000)
Proceeds from issuance of D&O rights	—	—	1,700,000
Proceeds from issuance of common stock to initial stockholders	—	—	25,000

Net cash provided by financing activities	—	—	110,715,781

Net increase (decrease) in cash and cash equivalents	$(304,933)	$507,687	$125,843
Cash and cash equivalents—beginning of period	430,777	281,677	—

Cash and cash equivalents—end of period	$125,843	$789,364	$125,843

Supplemental disclosures of non-cash financing activities:
Deferred underwriting fee	$—	$—	$2,875,000
Accretion of Trust Account relating to common stock subject to possible conversion	$290,084	$96,367	$921,615
Fair value of underwriter purchase option included in offering costs	$—	$—	$1,477,500
Supplemental disclosure of cash flow information:
Cash paid for taxes	$997,393	$673,750	$3,826,265

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

The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on March 21, 2006. On that date, the Company consummated a private placement (the “Private Placement”) of 1,700,000 D&O rights, as defined in Note D, for an aggregate purchase price of $1,700,000. On March 27, 2006, the Company consummated the Public Offering (together with the over-allotment offering, the “Offering”) of 14,375,000 units (“Units”) for net proceeds of approximately $106,000,000 (net of deferred underwriting fees).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although the Company intends to apply substantially all of the net proceeds of the Offering toward consummating a Business Combination with one or more insurance-related businesses. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering and the Private Placement, $109,950,000 (including $2,875,000 of underwriting fees which have been deferred by the underwriters as described in Note C) was placed in a trust account (the “Trust Account”) and invested in money market instruments or accounts meeting conditions of the Investment Company Act of 1940 and/or securities principally issued or guaranteed by the U.S. government until the earlier of (1) the consummation of the Company’s first Business Combination or (2) the distribution of the Trust Account as described below. The balance in the Trust Account including interest on December 31, 2007 was $114,558,047. In quarters commencing July 2006, up to half of the interest earned during the preceding quarter on the amounts held in the Trust Account (net of taxes payable) was released to the Company to cover a portion of its working capital requirements up to an aggregate of $1,000,000. By March 3, 2007, the entire $1,000,000 had been transferred to working capital. This interest and the proceeds of the Offering that were not deposited in the Trust Account were used to pay business, legal, and accounting due diligence costs incurred in connection with prospective Business Combinations and to pay continuing general and administrative expenses. The Company will seek stockholder approval before it effects an initial Business Combination, even if the nature of the Business Combination would not ordinarily require stockholder approval under applicable state law. The Company will proceed with such a Business Combination only if a majority of the shares of common stock voted by the public stockholders of the Company (the “Public Stockholders”) are voted in

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Notes to Financial Statements (unaudited)

favor of the Business Combination and Public Stockholders owning less than 20% of the shares sold in the Offering both vote against the Business Combination and exercise their conversion rights as described below.

In no event will the pre-Public Offering stockholders of the Company (the “Initial Stockholders”) be considered Public Stockholders for purposes of voting for or against a Business Combination. Public Stockholders who convert their stock into an allocable share of the Trust Account will still have the right to exercise the warrants that they receive as part of the Units. In the event that Public Stockholders owning 20% or more of the stock sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of such a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Initial Stockholders. In this respect, $22,911,608 (including accretion of $921,615) has been classified as common stock subject to possible conversion at December 31, 2007. Voting against the initial Business Combination alone will not result in an election to exercise a stockholder’s conversion rights. A stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combination is voted upon by the stockholders. All of the Company’s Initial Stockholders, including all of the directors at the time of the Offering and officers of the Company, have agreed to vote all of the shares of common stock held by them in accordance with the vote of the majority in interest of all other stockholders of the Company, other than the Initial Stockholders, with respect to any initial Business Combination.

In the event that the Company does not consummate a Business Combination within 18 months after the completion of the Offering, or 24 months after the completion of the Offering if certain extension criteria have been satisfied, the proceeds then on deposit in the Trust Account net of taxes will be distributed to the Company’s Public Stockholders, excluding Initial Stockholders, to the extent of their initial stock holdings. In the event of the distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants included in the Units offered in the Offering as discussed in Note C). As discussed in Note I, on August 10, 2007, the Company announced that it had entered into a definitive securities purchase agreement (the “SPA”) to, among other things, purchase from Deep South Holding, L.P., a Texas limited partnership (“Deep South”) all of the outstanding ownership interests of that entity’s operating subsidiaries. As a result of having executed the SPA, the deadline for the Company’s consummation of a Business Combination was extended from September 27, 2007 (within 18

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Notes to Financial Statements (unaudited)

months after the completion of the Offering) to March 27, 2008 (within 24 months after the completion of the Offering). However, this extension relates only to the transaction with Deep South (the “Deep South acquisition”). If the Company does not consummate the Deep South acquisition by March 27, 2008, the Company will liquidate and the distribution described above will be made, unless the period within which to consummate a business combination is extended by an amendment to the Company’s amended and restated certificate of incorporation by the affirmative vote of at least 80% of the Company’s outstanding shares. If the Deep South acquisition is terminated prior to March 27, 2008, the Company will lose the extension to March 27, 2008 and the Company will liquidate and the distribution described above will be made unless the period within which to consummate a business combination is extended by an amendment to the Company’s amended and restated certificate of incorporation as described above.

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

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Basis of Presentation:

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and related notes that were included in the Company’s Form 10-K for the fiscal year ended June 30, 2007.

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

[3] Treasury Bills held in Trust Account:

The Company’s Treasury bills held in the Trust Account at December 31, 2007 are classified as held to maturity as the Company has the positive intent and ability to hold the securities to maturity. The held-to-maturity securities are recorded as short term on the Balance Sheet based on their contractual maturity date and are stated at amortized cost.

Net Carrying Amount	$114,441,070
Unrecognized Holding Loss	24,433

Estimated Fair Value	$114,416,637

The Trust Account also holds a cash balance of $116,977.

[4] Net Income Per Common Share:

Basic net income per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period of 15,093,751. Basic net income per share subject to possible conversion is calculated by dividing accretion of Trust Account relating to common stock subject to possible conversion by 2,874,999 common shares subject to possible conversion. No effect has been given to potential issuances of common stock from warrants or the underwriter option in the diluted computation, as the effect would be anti-dilutive.

[5] Use of Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Notes to Financial Statements (unaudited)

contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

[6] Income Taxes:

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. There were no deferred taxes as of December 31, 2007.

[7] Deferred Acquisition Costs:

Costs related to proposed acquisitions are capitalized and will be expensed in the event the acquisition does not take place.

[8] Statements of Cash Flows:

Certain reclassifications have been made in the statements of cash flows to conform prior period data with the current presentation.

[9] Recently Issued Accounting Standards:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or anticipated to be taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, accounting for interest and penalties, accounting in interim periods, disclosures and transactions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Adoption of FIN 48 did not have a material impact on the Company’s financial statements.

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

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Notes to Financial Statements (unaudited)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year and the Company has adopted SFAS 157. The Company is evaluating whether it will adopt SFAS No. 159.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141 (R)”). SFAS 141 (R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also requires the recognition of assets acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is not currently able to estimate the impact of the adoption of SFAS 141 (R) on the results of its operations if the Company completes acquisitions subsequent to its adoption.

In December 2007, the FASB issued SFAS 160, “ Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interest of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial condition or results of operations.

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

NOTE D—COMMITMENTS

The Company presently occupies office space provided by an affiliate of several of its directors. Pursuant to an office administration agreement, the affiliate has furnished the Company with office facilities, equipment and clerical services at the facilities for $10,000 per month commencing on January 1, 2006. Amounts of $30,000, $30,000, $60,000, $60,000 and $240,000 for such services have been included in general and administrative expenses for the three-month period ended December 31, 2007, the three-month period ended December 31, 2006, the six-month period ended December 31, 2007, the six- month period ended December 31, 2006 and the period from August 8, 2005 (date of inception) through December 31, 2007, respectively. The office administration agreement may be terminated by either party without penalty upon 30 days’ written notice to the other party. The Company’s directors at the time of the Offering and officers and the spouse of one of the Company’s officers, as designee, purchased from the Company on the closing date of the

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Notes to Financial Statements (unaudited)

Offering an aggregate of 1,700,000 rights (“D&O rights”) in a Private Placement, at a purchase price of $1.00 per right, convertible into warrants (“D&O warrants”). The $1.7 million proceeds from the issuance and sale of the D&O rights were placed in the Trust Account and are part of the liquidating distribution to the Company’s Public Stockholders in the event of liquidation prior to the Company’s Business Combination or in the event that less than 20% of the Company’s Public Stockholders elect to convert their shares of common stock in connection with a Business Combination.

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

NOTE F—COMMON STOCK

At December 31, 2007, 18,258,957 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

NORTH AMERICAN INSURANCE LEADERS, INC.

(a development stage company)

Notes to Financial Statements (unaudited)

NOTE G—TAXES

Provision for Taxes

Delaware franchise taxes are included in State taxes in the table below. Provision for taxes are as follows:

	Federal	State	Total
Period from October 1, 2007 through December 31, 2007	$292,000	$110,000	$402,000
Period from October 1, 2006 through December 31, 2006	$361,341	$213,444	$574,785
Period from July 1, 2007 through December 31, 2007	$662,579	$276,814	$939,393
Period from July 1, 2006 through December 31, 2006	$683,741	$443,585	$1,127,326
Period from August 8, 2005 (date of inception) through December 31, 2007	$2,285,192	$1,483,073	$3,768,265

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

Under the terms of the SPA, the Company will acquire the Deep South Companies for an initial payment of an estimated $111.7 million. The initial consideration will be equal to 5.94x the proforma earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the business of the Deep South Companies for the twelve-month period ended December 31, 2007 subject to adjustment as set forth in the SPA. The initial payment will be comprised of approximately 82.5% cash and 17.5% shares of the Company’s common stock. The Seller will have the opportunity to receive up to an additional approximately $63.3 million in cash and stock through an earn-out arrangement based on the future financial performance of the Deep South Companies over the twelve month periods ending December 31, 2008 and December 31, 2009. The SPA has been approved and adopted by the Company’s Board of Directors, but is subject to customary closing conditions, including, among others, the approval of the Company’s stockholders. The Company and Buyer have entered into an employment agreement with the Stockholder that will become effective as of the closing; and will at closing also enter into employment agreements with certain key executives of the Deep South Companies. In addition, at closing, the parties will enter into various other agreements, including an escrow agreement with respect to certain payments that may apply post-closing in the event of an adjustment to the earnings or working capital of the Deep South Companies, an assignment and assumption agreement with respect to the assets to be acquired by Buyer from Seller and a registration rights agreement and lock-up agreement with respect to certain shares of the Company’s common stock issued to Seller in the transaction and issued to the Stockholder pursuant to his employment agreement with the Company.

The Company expects to pay transaction fees and expenses for the Deep South acquisition of approximately $4.6 million. Such fees include legal and investment banking fees contingent upon the closing of the transaction. As of December 31, 2007, the Company has $269,263 in deferred acquisition costs relating to the Deep South transaction.

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

Under the terms of the SPA, we will acquire the Deep South Companies for an initial payment of an estimated $111.7 million. The initial consideration will be equal to 5.94x the proforma EBITDA, Earnings Before Interest, Taxes, Depreciation and Amortization, of the business of the Deep South Companies for the twelve-month period ended December 31, 2007, subject to adjustment as set forth in the SPA. The initial payment will be comprised of approximately 82.5% cash and 17.5% shares of our common stock. The Seller will have the opportunity to receive up to an additional approximately $63.3 million in cash and stock through an earn-out arrangement based on the future financial performance of the Deep South Companies over the twelve month periods ending December 31, 2008 and December 31, 2009.

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

For a more complete discussion of the proposed Deep South acquisition and the business of the Deep South Companies, including certain risks that are applicable to us with respect to the proposed Deep South acquisition, see our definitive proxy materials, filed with the SEC on January 31, 2008, that are available, free of charge, at the SEC Internet site at http:/www.sec.gov.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

On March 27, 2006, we consummated our initial public offering of 14,375,000 units including the over-allotment option and received gross proceeds of $115,000,000. The underwriters were paid fees of 4.5% of the gross proceeds, or $5,175,000, and have agreed to defer an additional $2,875,000 of their underwriting fees until the consummation of a business combination. Upon the closing of the offering, $109,950,000 was placed in the trust account, including $2,875,000 of deferred underwriting fees and $1,700,000 from the March 2006 private placement of rights to our directors at that time and officers and the spouse of one of our officers, as designee (“D&O rights”). The balance in the trust account including interest on December 31, 2007 was $114,558,047.

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

Net income for the three-month period ended December 31, 2007 was $546,225 and consisted of interest income of $1,079,070 earned predominantly on the trust account, offset by a $402,000 provision for taxes and $130,845 of general and administrative expenses (primarily attributable to $49,831 of insurance expense, $30,000 of fees for a monthly administrative services agreement and $28,766 of legal and accounting expenses). Net income attributable to common stockholders was $422,444 after allowing for the $123,781 accretion of the trust account relating to common stock subject to possible conversion.

Net income for the three-month period ended December 31, 2006 was $702,516 and consisted of interest income of $1,425,160 earned predominantly on the trust account, offset by a $574,785 provision for taxes and $147,859 of general and administrative expenses (primarily attributable to $49,831 of insurance expense, $34,938 of travel expenses, $30,000 of fees for a monthly administrative services agreement and $25,349 of legal and accounting expenses). Net income attributable to common stockholders was $614,511 after allowing for the $88,005 accretion of the trust account relating to common stock subject to possible conversion.

Net income for the six-month period ended December 31, 2007 was $1,123,292 and consisted of interest income of $2,453,346 earned predominantly on the trust account, offset by a $939,393 provision for taxes and $390,661 of general and administrative expenses (primarily attributable to $99,662 of insurance expense, $92,180 of legal and accounting fees, $77,500 in due diligence expenses related to potential acquisitions that are no longer active, $60,000 in fees for a monthly administrative services agreement and $24,039 of travel expenses). Net income attributable to common stockholders was $833,208 after allowing for the $290,084 accretion of the trust account relating to common stock subject to possible conversion.

Net income for the six-month period ended December 31, 2006 was $1,351,151 and consisted of interest income of $2,846,460 earned predominantly on the trust account, offset by a $1,127,326 provision for taxes and $367,983 of general and administrative expenses (primarily attributable to $158,331 of legal and accounting fees, $99,662 of insurance expense, $60,000 in fees for a monthly administrative services agreement and $34,938 of travel expense). Net income attributable to common stockholders was $1,254,784 after allowing for the $96,367 accretion of the trust account relating to common stock subject to possible conversion.

Net income for the period since inception on August 8, 2005 through December 31, 2007 was $4,211,477 and consisted of interest income of $9,452,642 earned predominantly on the trust account, offset by a $3,768,265 provision for taxes and $1,472,900 of general and administrative expenses (primarily attributable to $353,689 of insurance expense, $294,207 of due diligence expenses related to potential acquisitions that are no longer active, $308,662 of legal and accounting expenses, $240,000 in fees for a monthly administrative services agreement and $134,536 of travel expenses). Net income attributable to common stockholders was $3,289,862 after allowing for the $921,615 accretion of the trust account relating to common stock subject to possible conversion.

During each quarter commencing July 2006, up to half of the interest earned on the trust account (net of taxes payable) during the preceding quarter was released to us to cover a portion of our working capital requirements. The aggregate amount released to us was not permitted to exceed $1,000,000. This interest and the net proceeds of the offering that are not deposited in the trust account were used to pay business, legal, and accounting due diligence costs incurred in connection with prospective business combinations and to pay continuing general and administrative expenses. During the twelve-month period ended June 30, 2007, $1,000,000 of the net interest income that was earned on the trust account during the period had been released.

We believe that we will consummate the Deep South acquisition discussed above. The initial shareholders are willing to lend sufficient funds to the Company to operate through the consummation of the Deep South acquisition. Upon consummation of the Deep South acquisition, cash held in the trust account will be released and, after payments to stockholders if any, exercising their conversion rights, payment of the deferred underwriting fee and payments of amounts due under the SPA and other fees and expenses relating to the Deep South acquisition, will be available for operations and conduct of the business.

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

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of December 31, 2007, $114,558,047 of the net proceeds of our initial public offering (including interest) was held in trust for the purposes of consummating a business combination. The proceeds held in trust are currently invested in United States Treasury bills. JPMorgan Chase Bank acts as trustee. As of December 31, 2007, the effective annualized interest rate payable on our investment was 2.47%.

We have not engaged in any hedging activities since our inception on August 8, 2005. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic filings with the SEC under the Exchange Act, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. Management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2007. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. During the most recently completed fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.

See “Item 1A. Risk Factors” in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On March 27, 2006, we consummated our initial public offering of 14,375,000 units including the over-allotment option and received gross proceeds of $115,000,000. The securities sold in our initial public offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (No. 333-127871). The SEC declared the registration statement effective on March 21, 2006. The underwriters were paid fees of 4.5% of the gross proceeds, or $5,175,000, and have agreed to defer an additional $2,875,000 of their underwriting fees until the consummation of a business combination. Upon the closing of the initial public offering, $109,950,000 was placed in the trust account, including $2,875,000 of deferred underwriting fees and $1,700,000 from the March 2006 private placement of D&O rights. The balance in the trust account including interest on December 31, 2007 was $114,558,047. For a description of the use of proceeds generated in our initial public offering, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report.

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

NORTH AMERICAN INSURANCE LEADERS, INC.

February 8, 2008		/s/ William R. de Jonge
Date	Name:	William R. de Jonge
	Title:	President (duly authorized officer and principal executive officer)

February 8, 2008		/s/ Paula S. Butler
Date	Name:	Paula S. Butler
	Title:	Executive Vice President (principal financial officer)